Form 10-K
period 2019-12-31
GreenVision Acquisition Corp.
filed 2020-03-24
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Registration No. 33-234282

GREENVISION ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-3015108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Penn Plaza, 36th Floor, New York, NY 10019

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code (212) 786-7429

Securities registered pursuant to Section 12(b) of the Exchange Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.00001 Per Share	The Nasdaq Stock Market, LLC
Warrants to Receive one (1) Share of Common Stock	The Nasdaq Stock Market, LLC
Rights to Receive one tenth (1/10) of a Share of Common Stock	The Nasdaq Stock Market, LLC
Units, each consisting of one Share of Common Stock, one Warrant, and one Right	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act. Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of December 31, 2019, the aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant was $56,522,500 (based upon a per share closing price of $9.83).

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: On March 23, 2020 there were 7,187,500 shares outstanding of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:.

None

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete a business combination;

●	pool of prospective target businesses;

●	ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for shares;

●	public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our IPO.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

Part 1

ITEM 1. BUSINESS

GENERAL

Company Profile

GreenVision Acquisition Corp is a recently formed blank check company formed under the laws of the State of Delaware on September 11, 2019. We were formed for the purpose of engaging in a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to focus our search on target businesses operating in North America, Europe and Asia (excluding China) in the life sciences and healthcare industries. In connection with our listing application with the Nasdaq Stock Market, we agreed that we would not undertake our initial business combination with any entity with its principal business operations in China.

On November 21, 2019, we consummated our initial public offering (“IPO”) of 5,750,000 units (the “Units”), inclusive of the over-allotment option of 750,000 Units. Each unit consisted of one share of common stock, par value $0.00001, one redeemable warrant, and one right to receive one-tenth (1/10) of a share of common stock upon consummation of a business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $57,500,000. Simultaneously with the closing of the IPO, the Company consummated a private placement (“Private Placement”) with its sponsor, GreenVision Capital Holdings LLC. (“Sponsor”) for the purchase of 2,100,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $2,100,000, pursuant to the Sponsor Subscription Agreement dated September 19, 2019. In addition, the Company sold to I-Bankers Securities Inc., for $100, a share purchase warrant to purchase up to 287,500 shares exercisable at $12.00 per share, commencing on the later of the consummation of the Company’s initial business combination and 360 days from the effective date of the Registration Statement, pursuant to the Share Purchase Warrant dated November 21, 2019.

As of November 21, 2019, a total of $57,500,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates and engaging in non-binding discussions with potential target entities. To date we have not entered into any binding agreement with any target entity. We presently have no revenue and have had losses since inception from incurring formation and operating costs since completion of our IPO.

Management Business Combination Experience

Our management team is led by Zhigeng (David) Fu, Qi (Karl) Ye, He (Herbert) Yu, and Jonathan Intrater; each has distinctive and complementary backgrounds and extensive networks in the life science and healthcare industries, as well as other various industries in China, and other regions of Asia, Europe and North America which we believe can provide a rich selection of potential targets. We intend to focus on targeting middle market entities with a valuation range in the $100 million to $300 million range.

We believe that our management team is well positioned to identify attractive business combination opportunities with compelling growth records and further potential. Members of our management team have extensive experience in executing business combinations, as they are long-term professionals as legal counsel to buyers and sellers in mergers and acquisitions, private equity investors or buy and sell side investment bankers. David Fu, our Chief Executive Officer, is an Of Counsel of Global Law Office, Shanghai, China. Mr. Fu has more than 25 years legal experience in foreign direct investment, mergers and acquisitions, private equity investment and restructuring of foreign-invested enterprises in China as well as outbound acquisitions and overseas securities offerings and listings by Chinese companies. Qi (Karl) Ye is a veteran investment manager in Shanghai, China. He has more than 13 years of broad experience in the financial industry, specializing in capital markets, mutual fund investment, private equity and venture capital investment, and has managed over $5 billion in assets under management. Professor Herbert Yu, one of the members of our Board of Directors has been director of The Cancer Epidemiology Program University of Hawaii Cancer Center since March 5, 2012. Professor He served as an Assistant Professor, Associate Professor and Full Professor at the School of Medicine at Yale University and has over 20 years involvement in leading edge cancer research including the areas of carcinogenic factors and molecular epidemiology. Mr. Intrater, another member of our Board, is a Managing Director in the investment banking department at United States’ based Ladenburg, Thalmann & Co., Inc. and has extensive experience in merger advisory transactions.

Our management team continues to actively source target candidates where they believe will be attractive candidates for acquisition, utilizing their deal-making track record, professional relationships, and capital markets expertise to enhance the growth potential and value of a target business and provide opportunities for an attractive return to our stockholders.

BUSINESS STRATEGY

Our business strategy is to identify and complete our business combination with a company that meets one or more criteria of

●	being or having the potential to be disruptive in the life science or healthcare industry;

●	possessing a strong growth record;

●	significant potential for further growth;

●	a leading technology position or potential for such position; or

●	a proven management team prepared for being a public company.

Our selection process will leverage our management team’s broad and deep relationship network, industry experiences and deal sourcing capabilities to access a broad spectrum of differentiated opportunities. Our management team has a distinctive combination of capabilities including:

●	analyzing performance, financial and otherwise, of existing public and private entities

●	an extensive history of accessing the capital markets across various business cycles, including financing businesses and assisting companies with transition to public ownership.

Our founders have, and will continue to communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potential opportunities. Our management team will also utilize the services of our investment banker, I-Bankers Securities, Inc. as well as other advisors.

Our objective is to generate an attractive return for stockholders through a merger with an industry leader with a strong growth record and growth potential. We expect to favor opportunities with certain industry and business characteristics such as compelling long-term growth prospects, attractive competitive dynamics, consolidation opportunities, leading technological position and strong management. We will also consider additional factors such as high barriers to entry, significant streams of recurring revenue, high incremental margins and attractive free cash flow characteristics.

ACQUISITION CRITERIA

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may ultimately decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire one or more companies or businesses that we believe:

●	have exhibited strong growth in revenue or profit in recent fiscal periods or have healthy cash flow from operations;

●	will offer an attractive return for our stockholders, potential upside from growth in the target business and with an improved capital structure will provide a favorable upside reward metric measured against any identified downside risks;

●	meet some key characteristics such as being or having the capability of being a disruptive participant within an industry, especially life sciences or the healthcare industries;

●	are capable of obtaining both organic and acquisitive growth;

●	are or can be positioned to enhance stockholder value and revenue growth as a result of increased presence across geographic borders; and

●	possess exploitable intellectual property.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. If we decide to enter into our business combination with a target business that does not meet all or some of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Form 10-K, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC and deliver to stockholders.

Past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. Stockholders should not rely on the historical record of our management’s performance as indicative of our future performance.

OUR ACQUISITION PROCESS

In evaluating one or more prospective target business or businesses, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and key employees, document reviews and inspection of facilities, as well as a review of financial and other information that will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Our stockholders may not be provided with a copy of such opinion and they may not be able to rely upon such opinion.

Members of our management team and our independent directors own securities which will be worthless if we fail to complete a business combination and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Delaware law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

We are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

EFFECTING A BUSINESS COMBINATION

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of our proposed business combination or allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. In the case of a tender offer, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. In either case, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

We have until 12 months (or upon extension, 15 or 18 months, as applicable) from the closing of our initial public offering (completed on November 21, 2019) to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (net of taxes payable), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We expect the pro rata redemption price to be $10.00 per share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure stockholders that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

NASDAQ rules require that our business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Although our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. However, if NASDAQ delists our securities from trading on its exchange after our IPO, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

COMPETITIVE STRENGTHS

We believe we have the following competitive strengths:

Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares of common stock or for a combination of our shares of common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. We believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek stockholder approval of a business combination, which may delay the consummation of a transaction; and the existence of our outstanding rights, which may represent a source of future dilution.

Financial position

With funds in the trust account of $57,500,000 available to use for a business combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. In connection with any potential acquisition, we may be required to obtain acquisition financing. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us.

Management Expertise

We will seek to capitalize on the operating experience and contacts of our officers and directors in consummating an initial business combination. We believe the network and skills of these individuals make them valuable resources to our company and will assist us in consummating a transaction. Past performance of our management team or their affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination.

CRITERIA FOR SELECTING BUSINESS COMBINATION

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our IPO (completed on November 21, 2019). We intend to utilize cash derived from the proceeds of our IPO and the private placement of private warrants, our capital stock, debt or a combination of these in effecting a business combination which has not yet been identified. Accordingly, investors in our IPO are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense and potential loss of voting control, among others. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. We may determine to acquire more than one business or entity for our initial business combination, however, any such determination could tax our management and financial resources and adversely affect our time to complete a business combination.

We Have Not Identified a Target Business or Businesses

To date, we have not selected any target business on which to concentrate our search for a business combination. Although we are not required or bound to acquire a business in a particular geographic region or industry sector, we expect to focus our efforts in North America, Europe and Asia (excluding China), and in the life and health sciences sectors. We shall not undertake our initial business combination with any entity with its principal business operations in China. None of our officers, directors, promoters and other affiliates has engaged in any binding discussions on our behalf with representatives of other companies regarding the possibility of a potential business combination with us. As a result, we cannot assure stockholders that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

Subject to the requirement that while we are listed on NASDAQ our target business have a fair market value of 80% of the trust account balance (excluding taxes payable on the interest earned on the trust account), as described below, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Except as described below, we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for investors in our IPO to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure stockholders that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

While we have not yet identified any acquisition candidates, we believe based on our management’s business knowledge and past experience that there are numerous acquisition candidates. We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our founders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, we believe that the relationships they have developed over their careers will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Form 10-K and know what types of businesses we are targeting. Our founders, officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, our initial business combination (regardless of the type of transaction that it is), the repayment of non-interest-bearing loans and reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers or directors or their affiliates. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that while we are listed on NASDAQ a target business have a fair market value of at least 80% of the balance in the trust account (approximately $45,600,000) (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (approximately $45,600,000) (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance (excluding taxes payable on the interest earned on the trust account). The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm, or another independent entity that commonly renders valuation opinions, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

If NASDAQ delists our securities from trading on its exchange after our IPO, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so.

Lack of Business Diversification

We expect to complete only a single business combination. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we may need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our schedule, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure stockholders that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure stockholders that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure stockholders that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure stockholders that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. In the case of a tender offer, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. In either case, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait up to 18 months from the closing of our IPO (November 21, 2019) in order to be able to receive a pro rata share of the trust account.

Our founders and our officers and directors have agreed (1) to vote their sponsor shares as well as any public shares acquired in or after our IPO in favor of any proposed business combination, (2) not to propose, or vote in favor of, an amendment to the Certificate of Incorporation, prior to a business combination, to affect the substance or timing of the Company’s obligation to redeem all public shares if it cannot complete an business combination within 12 months (or 15 or 18 months, as applicable) of the closing of this proposed offering, unless the Company provides public stockholders an opportunity to redeem their public shares, (3) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (4) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, if we sought stockholder approval of a proposed transaction we could need as few as 359,376 of our public shares (or approximately 6.25% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming only the minimum number of shares required to constitute a quorum are present at the stockholder meeting, the over-allotment option is not exercised and the founders do not purchase any units in our IPO or units or shares in the after-market).

None of our officers, directors, founders or their affiliates has indicated any intention to purchase units or shares of common stock in our IPO or from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination or to convert their shares, our officers, directors, founders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote or increase the likelihood of satisfying the necessary closing conditions to such transaction. Notwithstanding the foregoing, our officers, directors, founders and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares. Alternatively, if we engage in a tender offer, each public stockholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial stockholders, officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our IPO or purchased by them in our IPO or in the aftermarket.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise conversion rights. As a result, if we require public stockholders who wish to convert their shares of common stock into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 12 months (or up to 18 months, as discussed below) from the closing of our IPO (completed on November 21, 2019), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, but are not obligated to, extend the period for two additional three-month periods to consummate a business combination. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer and Trust Company, LLC on November 18, 2020, in order to extend the time available for us to consummate our initial business combination, our founders or their affiliates or designees (which may include the potential target business), upon five days advance notice prior to the applicable deadline, must deposit into the trust account $575,000 ($0.10 per share ) on or prior to the date of the applicable deadline. The providers of such additional funds will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional warrants at a price of $1.00 per warrant. Our founders have approved the issuance of the private warrants upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five (5) days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we do extend the period of time to consummate our initial business combination as described above, we would follow the same liquidation procedures described above if we do not complete a business combination by the end of the extended period. At such time, the warrants will expire and holders of warrants will receive nothing upon a liquidation and the warrants will be worthless.

There will be no redemption rights or liquidating distributions with respect to our warrants or rights, both of which will expire worthless if we fail to complete our initial business combination within the 12-month time period (or 15-month or 18-month time period, as applicable) from the closing of our IPO (November 21, 2019)). We will pay the costs of our liquidation from our remaining assets outside of the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors).

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of our IPO (November 21, 2019) and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We seek to have all third parties (including any vendors or other entities we engage after our IPO) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. The underwriters in our IPO will execute such a waiver agreement.

As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.00 (whether or not the underwriters’ over-allotment option is exercised in full) due to claims or potential claims of creditors. Our sponsor has agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share (whether or not the underwriter’s over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. Our sponsor has been newly formed and we believe that our sponsor’s only assets are securities or promissory notes of our company. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, subject to our obligations under Delaware law to provide for claims of creditors as described below.

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and from the interest income on the balance of the trust account (net income and other tax obligations) that may be released to us to fund our working capital requirements. If such funds are insufficient, our sponsor has agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $50,000) and has agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.00.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our sponsor, officers and directors and I-Bankers Securities, Inc. have each agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation includes several provisions which can impact our ability to consummate a business combination including, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 12 months of the closing of our IPO (or up to18 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail elsewhere), then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	upon the consummation of our IPO, $50,000,000, or $57,500,000 if the over-allotment option is exercised in full, was placed into the trust account;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; or

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Our amended and restated certificate of incorporation also has certain provisions which can impact the ability of holders of our common stock to obtain conversion of their shares into funds held in trust. Under our amended and restated certificate of incorporation, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, without our prior consent.

Potential Revisions to Agreements with Insiders

Each of our sponsor and officers and directors has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

●	Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time-frames specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;

●	Restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;

●	The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

●	The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;

●	The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;

●	The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation;

●	The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

●	Our having an extended period of time to consummate a business combination (although with less in trust as a certain number of our stockholders would certainly redeem their shares in connection with any such extension);

●	Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;

●	Our operations being controlled by a new management team that our stockholders did not elect to invest with;

●	Our insiders receiving compensation in connection with a business combination; and

●	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors have fiduciary obligations to us requiring that they act in our best interests and the best interests of our stockholders.

COMPETITION

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination;

●	our obligation to pay the underwriters the business combination marketing fee upon consummation of our initial business combination; and

●	our outstanding warrants and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure stockholders that, subsequent to a business combination, we will have the resources or ability to compete effectively.

EMPLOYEES

We currently have two executive officers, David Fu as our Chief Executive Officer and Karl Ye as our Chief Financial Officer. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Item 1A. Risk Factors

We are a newly formed company with no operating history and no revenues.

We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf) engaged in any substantive discussions with representatives of other companies regarding the possibility of a potential business combination with us. We will not generate any revenues until, at the earliest, after the consummation of a business combination. If we fail to complete a business combination, we will never generate any operating revenues.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the NASDAQ listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete an initial business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and investors will only be entitled to receive their pro rata portion of the funds in the trust account. If NASDAQ delists our securities from trading on its exchange after this offering, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

If we are unable to consummate a business combination, our public stockholders may be forced to wait more than 18 months before receiving distributions from the trust account.

We will have 12 months (or 15, or 18 months, as applicable) from the closing of the IPO (completed on November 21, 2019) to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate their investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this Form 10-K. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate.

Shareholders will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of this offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we will have net tangible assets in excess of $5,000,001 upon the successful consummation of this offering and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, restrict the use of interest earned on the funds held in the trust account in all cases. Because we are not subject to Rule 419, we will be entitled to withdraw certain interest earned on the funds held in the trust account prior to the completion of a business combination.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

We may issue a substantial number of additional shares of common stock or preference shares, or a combination of shares of common stock and preference shares, to obtain additional working capital or to complete a business combination. The issuance of additional shares of common stock or preference shares will not reduce the per-share conversion amount in the trust account, but:

●	may significantly reduce the equity interest of current shareholders;

●	may subordinate the rights of holders of shares of common stock if we issue preference shares with rights senior to those afforded to our shares of common stock;

●	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share conversion amount in the trust account.

If the net proceeds of our IPO and initial capitalizations amounts from our sponsor which are not being held in trust are insufficient to allow us to operate for at least the next 12 to 18 months, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 18 months following our IPO (November 21, 2019), assuming that a business combination is not consummated during that time. However, we cannot assure stockholders that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our founders, officers or directors or their affiliates to operate or may be forced to liquidate. Our founders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each working capital loan would be evidenced by a promissory note. The working capital notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, an amount not to exceed $1,500,000, may be converted into private warrants at a price of $1.00 per private warrant with an exercise price of $11.50 per share.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

Investors will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate their investment, investors may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our Certificate of Incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or 15 or 18 months, as applicable) from the closing of our November 21, 2019 IPO and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 12 months (or 15 or 18 months, as applicable) from the closing of our November 21, 2019 IPO, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate their investment, investors may be forced to sell their public shares or warrants, potentially at a loss.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, our sponsor has agreed (subject to certain exceptions described elsewhere in this Form 10-K) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We believe that the primary assets of the sponsor are comprised of our securities and therefore we cannot assure stockholders it will have sufficient liquid assets to satisfy such obligations if it is required to do so. Therefore, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.00.

Our directors may decide not to enforce our sponsors indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce such indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of Incorporation provides that we will continue in existence only until 12 months (or 15 or 18 months, as applicable) from the closing of our November 21, 2019 IPO (unless this time period is otherwise extended by our stockholders). If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure stockholders that we will properly assess all claims that may be potentially brought against us. Accordingly, we cannot assure stockholders that third parties will not seek to recover from our stockholders amounts owed to them by us.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least a majority of the then outstanding warrants in order to make any change that adversely affects the interests of the registered holders.

We may amend the terms of the rights in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding rights.

Our rights will be issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of a majority of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any industry or geographic location we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure stockholders that we will properly ascertain or assess all of the significant risk factors. We also cannot assure stockholders that an investment in our units will not ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in a target business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure stockholders that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure stockholders that any of our key personnel will remain with us for the immediate or foreseeable future, either due to health conditions or otherwise. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or as members of the board of directors or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure stockholders that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. This outbreak of COVID-19 has resulted in a widespread health crisis that has and ,ay continue to adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.  Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure stockholders that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are officers and/or directors of other companies and will not commit their full time to our affairs. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

Our sponsor, officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our sponsor is substantially owned by 2 of our executive officers and they direct and control its affairs. Our sponsor and officers and directors have waived their right to convert their sponsor shares or any other shares purchased in this offering or thereafter, or to receive distributions from the trust account with respect to their sponsor shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares and any private warrants acquired prior to this offering will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and, in our stockholders’, best interest.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. Additionally, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

NASDAQ may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure stockholders that our securities will continue to be listed on NASDAQ in the future prior to an initial business combination. Additionally, in connection with our initial business combination, NASDAQ will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure investors that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our shares of common stock, rights and warrants will be listed on NASDAQ, our units, shares of common stock, rights and warrants will be covered securities. If we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We may only be able to complete one business combination with the proceeds of this offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not have control of a target business after our initial business combination. We cannot provide assurance that new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price for the target business, because we will not know how many stockholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may need to arrange third party financing to help fund our business combination. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our founders, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described elsewhere in this Form 10-K) regardless of whether such stockholder votes for or against such proposed business combination. This ability to seek conversion while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their conversion rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical share certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure stockholders of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to comply with specific delivery requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and stockholders may not be able to sell their securities when they wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if a stockholder or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, stockholders will lose the ability to redeem all such shares in excess of 15% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in this offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Stockholders’ inability to redeem the Excess Shares will reduce their influence over our ability to complete our initial business combination and they could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, stockholders will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, stockholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their stock in open market transactions, potentially at a loss.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding rights and warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from stockholders seeking conversion, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all and any such financing could result in dilution to existing stockholders. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our founders, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our officers and directors and their affiliates will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Upon consummation of the IPO, our sponsor, officers and directors and their affiliates owned approximately 20% of our issued and outstanding shares of common stock (assuming they do not purchase any units in this offering and excluding accounting for any private warrants). None of the sponsor or our officers, directors or their affiliates has indicated any intention to purchase units in this offering or any units or shares of common stock from persons in the open market or in private transactions. However, our sponsor, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our sponsor officers and directors have agreed to vote their sponsor shares, as well as any public shares acquired in or after this offering in favor of any proposed business combination,

Our outstanding warrants may have an adverse effect on the market price of our shares of common stock and make it more difficult to effect a business combination.

We have issued warrants to receive shares of common stock as part of the units offered in our IPO and also to our sponsor (or its designees) in various private placements. We will also issue warrants to the representative of the underwriters. Additionally, we may issue other warrants to our officers, directors or their affiliates in payment of any working capital loans made to us. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon the exercise of any warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the issuance, or even the possibility of issuance, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, stockholders may experience dilution to their holdings.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

Our founders are entitled to make a demand that we register the resale of the sponsor shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the private warrants and any securities our sponsor, officers, directors, or their affiliates may be issued in payment of working capital loans made to us are entitled to demand that we register the resale of these warrants we issue to them (and the underlying securities) commencing at any time after we consummate an initial business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NASDAQ. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

●	In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause stockholders to lose some or all of their investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our shares of common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

The requirement that we complete an initial business combination within 12 months (or 15 or 18 months, as applicable) from the closing of our November 21, 2019 IPO may give potential target businesses leverage over us in negotiating a business combination.

We will have 12 months (or 15 or 18 months, as applicable) from the closing of our November 21, 2019 IPO to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore stockholders may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or founders. In all other instances, although we may choose to do so, we will have no obligation to obtain an opinion. Accordingly, investors may be relying solely on the judgment of our board of directors in approving a proposed business combination. In addition, investors may not be provided with a copy of any such fairness opinion.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares of common stock.

We may be subject to cybersecurity risks following consummation of a business combination.

Any entity we may seek to acquire may rely on information technology systems, including third-party hosted servers and cloud-based servers, to keep business, financial, and corporate records, communicate internally and externally, and operate other critical functions. If any of those internal systems or the systems of its third-party providers are compromised due to cyber incidents, then sensitive documents could be exposed or deleted, and the company’s ability to conduct business could be impaired. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, unauthorized access to systems, computer viruses or other malicious code, denial of service attacks, malware, ransomware, phishing, SQL injection attacks, human error, or other events that result in security breaches or give rise to the manipulation or loss of sensitive information or assets. Cyber incidents can be caused by various persons or groups, including disgruntled employees and vendors, activists, organized crime groups, and state-sponsored and individual hackers. Cyber incidents can also be caused or aggravated by natural events, such as earthquakes, floods, fires, power loss, and telecommunications failures. In addition to operational and business consequences, if a target business’ cybersecurity is breached, it could be held liable to its customers or other parties in regulatory or other actions, and it may be exposed to reputation damages and loss of trust and business. This could result in costly investigations and litigation, civil or criminal penalties, fines, and negative publicity. Any of the foregoing could have a material adverse effect on the operations and profitability of a target business we seek to acquire.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we acquire a company that operates outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	increased tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States, including as a result of new or additional regulations or restrictions on trade.

We cannot assure stockholders that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure stockholders that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as promulgated by the International Accounting Standards Board (IASB), or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

An active trading market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. Investors may be unable to sell their securities unless a market can be established and sustained.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition with a target business so as to minimize taxes both to the acquired target business and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Recently enacted tax reform legislation in the U.S. could adversely affect our business and financial condition following a business combination.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, making significant changes to the Internal Revenue Code of 1986, as amended. Changes under the Tax Act include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a mandatory deemed repatriation of previously untaxed cumulative foreign earnings (generally applicable to 10% U.S. stockholders of a CFC and taxed at reduced rates), a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks the transition to a “participation exemption system” for the taxation of earnings of foreign corporations, where a U.S. C corporation can generally deduct 100% of dividends received from the foreign source of income of a 10% owned foreign corporation, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The overall impact of the Tax Act is uncertain, and it could make completing a business combination with us less appealing than with companies in other countries. In addition, it is uncertain if and to what extent various states will conform to the Tax Act and what effect any legal challenges will have on the Tax Act, including litigation in the U.S. and international challenges brought by organizations such as the World Trade Organization. The impact of the Tax Act on holders of our securities is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to the Tax Act and the potential tax consequences of investing in or holding our securities.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, certain members or all of our management team will likely resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

RISKS ASSOCIATED WITH ACQUIRING AND OPERATING A BUSINESS OUTSIDE THE UNITED STATES

We may pursue a target company with operations or opportunities outside of the United States for our initial business combination. Accordingly, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

We may pursue a target a company with operations or opportunities outside of the United States for our initial business combination, and therefore may be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination.

In connection with our initial business combination, we may relocate the home jurisdiction of our state of formation from the State of Delaware to another jurisdiction outside of the United States. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. In addition, the transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and may make sales overseas, which may experience corruption. Activities overseas may create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We currently maintain our principal executive offices at One Penn Plaza, New York, New York. The cost for this space is $200 per month with an unaffiliated third party and the third party provides limited general and administrative services which commenced on October 30, 2019 and is on a month to month basis. We consider our current office space, combined with other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition, or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units are currently traded on The Nasdaq Capital Market under the symbol “GRNVU” and started trading on The Nasdaq Capital Market in November 19, 2019. The common stock, warrants, and rights began separate trading on December 9, 2019, under the symbols “GRNV,” “GRNVW” and “GRNVR” respectively.

Holders of Record

At December 31, 2019 and February 27, 2020, there were 5,750,000 of our units issued and outstanding by 1 holder of record. At December 31, 2019, there were 7,187,500 shares of our common stock issued and outstanding by 4 holders of record. At December 31, 2019, there were 5,750,000 rights issued and outstanding by 1 holder of record. At December 31, 2019, there were 7,850,000 warrants issued and outstanding by 2 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be, subject to the laws of the State of Delaware, within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any cash dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to under the terms of such indebtedness.

Sales of Unregistered Securities

None

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Use of Proceeds

On November 21, 2019, we consummated our initial public offering (“IPO”) of 5,750,000 units (the “Units”), inclusive of the over-allotment option of 750,000 Units.

Each Unit consisted of one share of common stock (“Common Stock”), one redeemable warrant (“Warrant”) entitling its holder to purchase one share of Common Stock at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of one share of Common Stock upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with its sponsor, GreenVision Capital Holdings LLC. (“Sponsor”) for the purchase of 2,100,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant, generating total proceeds of $2,100,000, pursuant to the Sponsor Subscription Agreement dated September 19, 2019. In addition, the Company sold to I-Bankers Securities Inc., for $100, a share purchase warrant to purchase up to 287,500 shares exercisable at $12.00 per share, commencing on the later of the consummation of the Company’s initial business combination and 360 days from the effective date of the Registration Statement, pursuant to the Share Purchase Warrant dated November 21, 2019.

As of November 21, 2019, a total of $57,500,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders.

The funds held in trust has been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our income or other tax obligations, the proceeds will not be released from the trust account until the earlier of the completion of a business combination or our redemption of 100% of the outstanding public shares if we have not completed a business combination in the required time period. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we complete a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

Officers, directors and founders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Our audit committee will review and approve all reimbursements and payments made to our founders, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. There is no limit on the amount of such expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Since the role of present management after a business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after a business combination.

The net proceeds from our IPO available to us out of trust for our working capital requirements in searching for a business combination were approximately $457,500. We intend to use the proceeds for legal, accounting and other expenses of structuring and negotiating business combinations, due diligence of prospective target businesses, legal and accounting fees related to SEC reporting obligations, our monthly office rent, as well as for reimbursement of any out-of-pocket expenses incurred by our founders, officers and directors in connection with activities on our behalf as described above.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6. SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2019 (inception) through December 31, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from September 11, 2019 (inception) through December 31, 2019, we had net loss of $12,879, which consisted of operating costs of $107,938, an unrealized loss on marketable securities held in our Trust Account of $1,651 and a provision for income taxes of $3,424, offset by interest income on marketable securities held in our Trust Account of $93,286.

Liquidity and Capital Resources

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

Following the Initial Public Offering and the sale of the Private Warrants, a total of $57,500,000 was placed in the Trust Account. We incurred $1,597,032 in transaction costs, including $1,150,000 of underwriting fees and $447,032 of other costs.

For the period from September 11, 2019 (inception) through December 31, 2019, cash used in operating activities was $56,784. Net loss $12,879 was impacted by interest earned on marketable securities held in the Trust Account of $93,286, an unrealized loss on marketable securities held in our Trust Account of $1,651 and a deferred tax provision of $3,424. Changes in operating assets and liabilities provided $51,154 of cash from operating activities.

As of December 31, 2019, we had marketable securities held in the Trust Account of $57,591,635 (including $91,635 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2019, we did not withdraw any of the interest earned on the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2019, we had $471,284 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

We have engaged I-Bankers Securities, Inc. as our advisor in connection with a Business Combination to assist us in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities, assist us in obtaining stockholder approval for the Business Combination and assist us with our press releases and public filings in connection with the Business Combination simultaneously upon the firm commitment of this offering. We will pay I-Bankers Securities, Inc. a cash fee for such services upon the consummation of a Business Combination in an amount equal to 2.5% of the aggregate amount sold to the public in Initial Public Offering, or $1,437,500.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net loss per common share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to shares of common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2019, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplemental Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Position
Zhigeng (David) Fu	54	Chairman of the Board and Chief Executive Officer
Qi (Karl) Ye	48	Chief Financial Officer
		Secretary, Treasurer and Director
He (Herbert) Yu	63	Director
Jonathan Intrater	62	Director

Zhigeng (David) Fu, age 54, is an Of Counsel of Global Law Office, Shanghai and the general manager of Global Law Office LLC. Mr. Fu has more than 25 years legal experience in mergers and acquisitions, private equity investment, foreign direct investment, and restructuring of foreign-invested enterprises in China as well as outbound acquisitions and overseas securities offerings and listings by Chinese companies. He has extensive experience in advising foreign investors in connection with their acquisitions of equity interests and operating assets of Chinese companies, establishment of joint ventures and investment transactions in China, and representing Chinese clients in overseas share offering and listing, investment and acquisition transactions. Mr. Fu has a deep knowledge of the PRC regulatory regime as well as local business practices in China. Prior to joining Global Law Office, Mr. Fu worked at the New York, Toronto and Beijing offices of Shearman & Sterling LLP for nearly 15 years. Prior to joining Shearman & Sterling LLP, Mr. Fu worked at Shanghai Science & Technology Investment Corporation (now Shanghai Technology Venture Capital (Group) Co., Ltd.). During the first half of 2013, Mr. Fu worked as a member at the Strategy and Development Committee of China Securities Regulatory Commission (CSRC). Among other distinctions, Mr. Fu was awarded as a Leading M&A Lawyer in China by Chambers Asia Pacific, a Leading PRC Lawyer in Healthcare by Chambers Asia Pacific, a Leading Lawyer in China M&A by LEGALBAND and a Leading PRC Lawyer in Healthcare by LEGALBAND. Mr. Fu received an LL.M. from Columbia University, School of Law in 1998, and a Master of Law from Shanghai University of International Business and Economics, School of Law in 1993 and a B.A. from Anhui Institute of Education in 1990. Mr. Fu has advised clients on many cross-border mergers and acquisitions deals and has extensive experience in negotiating and consummating transactions. Mr. Fu’s qualifications to serve as Chairman, Chief Executive Officer and director include his expertise in mergers and acquisitions as well as his extensive experience in capital markets transactions and deal sourcing.

Qi (Karl) Ye, age 48, is a veteran investment manager with more than 13 years of broad experience, specializing in capital markets, mutual fund investment, private equity and venture capital investment, and manages over $5 billion AUM. In 2017, Mr. Ye founded Mill River Investment Co, a private Chinese equity/venture capital-focused investment fund, and remains its President. In 2015, Mr. Ye founded of East Rock Management Co, a private Chinese secondary market investment fund, and remains in that position. Prior to founding East Rock, Mr. Ye was a self-employed investor from 2012-2014, served as deputy general manager at Changxin Asset Management Company from 2008-2012, currency and commodity strategist at Goldman Sachs from 2007-2008, and quant analyst at Lehman Brothers from 2006-2007. Mr. Ye holds a Master of Financial Engineering from University of California at Berkeley, a Master of Science in Computer Science from Virginia Tech, and a Bachelor of Engineering from Huazhong University of Science and Technology.

He (Herbert) Yu, age 63, has been Director of The Cancer Epidemiology Program at University of Hawaii Cancer Center since January 1, 2012. He has served as an Assistant Professor, Associate Professor and Full Professor at the Yale University school of medicine, beginning September 1, 2001 and until 2012. Over 20 years, he has been actively involved in leading edge cancer research including the areas of carcinogenic factors and molecular epidemiology. His extensive background in cancer research includes active membership in the American Association for the Advancement of Science, associate editor for Cancer Causes and Control and editorial board member for the Chinese Journal of Clinical Oncology. Prof. Yu has completed many clinical and epidemiologic studies on several major cancer sites, including the breast, ovary, liver, lung, endometrium and prostate. He has also investigated DNA methylation in tumor suppressor and DNA repair genes, methylator phenotype in relation to tumor progression, methylation pattern in multiple promoters, methylation regulation of microRNA and physical activity and epigenetic regulation. He has authored more than 150 research articles, reviews, editorials and book chapters. Prof. Yu received his MD from Shanghai Medical University in Chin and his master of science in epidemiology and Ph.D. in clinical biochemistry from the University of Toronto in Canada.

Jonathan Intrater, age 62, is a Managing Director in the investment banking department at Ladenburg, Thalmann & Co., Inc., which he joined in 1998. His broad transactional experience over the past 27 years of investment banking compass over $10 billion in public equity and high-yield note offerings, private placements of debt and equity securities, merger advisory transactions, and various debt restructuring assignments. Prior to joining Ladenburg Thalmann, he served as a Managing Director at the Brenner Securities Corporation from 1982 to 1989 and a Senior Vice President, BIA/Frazier, Gross & Kadlec, the nation’s largest telecommunications valuation firm from 1982 to 1989. Mr. Intrater holds an M.B.A from Vanderbilt University and a bachelor’s degree from the University of Pennsylvania.

EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us.

No compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our founders, members of our management team or their respective affiliates, for services rendered prior to, or in order to effectuate the consummation of, our initial business combination (regardless of the type of transaction that it is).

Directors, officers and founders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid employment, consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. The amount of such compensation may not be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in an Exchange Act filing such as Current Report on Form 8-K, as required by the SEC.

DIRECTOR INDEPENDENCE

Our board has determined that each of He Yu and Jonathan Intrater is an “independent director” under NASDAQ listing standards and applicable SEC rules.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We did not waive any provisions of the code of business ethics during the year ended December 31, 2019.

AUDIT COMMITTEE

Effective upon the completion of our IPO, we established an audit committee of the board of directors, which consists of He Yu and Jonathan Intrater. Messrs. He Yu and Jonathan Intrater are each an independent director under NASDAQ listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

FINANCIAL EXPERTS ON AUDIT COMMITTEE

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under NASDAQ’s listing standards.

In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Jonathan Intrater qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

NOMINATING COMMITTEE

Effective upon completion of our IPO, we established a nominating committee of the board of directors, which consists of Messrs. He Yu, Jonathan Intrater and Karl Ye. Messrs. He Yu and Jonathan Intrater are each an independent director under NASDAQ’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

COMPENSATION COMMITTEE

Effective upon completion of our IPO, we established a compensation committee of the board of directors, which consists of He Yu, Jonathan Intrater, and Karl Ye. Messrs. He Yu and Jonathan Intrater are each an independent director under NASDAQ’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

CONFLICTS OF INTEREST

We are aware of the following potential conflicts of interests:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations to such entities (as well as to us) and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The sponsor shares owned by our officers and directors, like the sponsor shares owned by our other founders, will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their sponsor shares whether or not we complete a business combination. Furthermore, our founders have agreed that the private shares will not be sold or transferred by them until after we have completed our initial business combination. In addition, our officers and directors may loan funds to us after our IPO (November 21, 2019) and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which may only be repaid from the trust account if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

As a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity. We cannot assure stockholders that any of the above-mentioned conflicts will be resolved in our favor. Furthermore, each of our officers and directors has pre-existing fiduciary or contractual obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary or contractual obligations, our officers and directors will honor those fiduciary or contractual obligations subject to his fiduciary duties under the laws of the State of Delaware. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary or contractual obligations and any successors to such entities have declined to accept such opportunities subject to his fiduciary duties under the laws of the State of Delaware.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earlier of a business combination or our liquidation, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have and his fiduciary duties under the laws of the state of Delaware. Notwithstanding the foregoing, our Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company subject to his fiduciary duties under the laws of the State of Delaware and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. Our officers and directors have also agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within the required time period.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Entity	Position at Affiliated Entity
Zhigeng (David) Fu	Global Law Office	Of Counsel
Qi (Karl) Ye	Mill River Investment Company East Rock Management Co.	Principal and founder
He (Herbert) Yu	Cancer Epidemiology Program, University of Hawaii	Director
Jonathan Intrater	Ladenburg, Thalmann & Co. Inc.	Managing Director

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our founders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our founders, members of our management team or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, an initial business combination (regardless of the type of transaction that it is) other than reimbursement of any out-of-pocket expenses.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during 2019, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements, with the exceptions noted below.

●	A late Form 3 report was filed for Jonathan Intrater, a director of the Company, on December 19, 2019, to report his initial holdings of each class of securities of the Company beneficially owned as of December 18, 2019.

Item 11. EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us.

No compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our founders, members of our management team or their respective affiliates, for services rendered prior to, or in order to effectuate the consummation of, our initial business combination (regardless of the type of transaction that it is).

Directors, officers and founders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid employment, consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. The amount of such compensation may not be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in an Exchange Act filing such as Current Report on Form 8-K, as required by the SEC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2019 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect beneficial ownership of the warrants or rights included in the units offered by this Form 10-K or the private warrants included the private placement as these warrants are not exercisable and these rights are not convertible within 60 days of the date of this Form 10-K.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(3)		Approximate Percentage of Outstanding Shares(3)
GreenVision Capital Holdings LLC(2)	1,190,000	(2)	19.0%
Zhigeng (David) Fu(2)	1,190,000	(2)	19.0%
Qi (Karl)Ye(2)	1,190,000	(2)	19.0%
He (Herbert) Yu	30,000		* %
Jonathan Intrater	30,000		* %
All directors and executive officers as a group (five individuals)	1,250,000		20%

*	less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is the address of the Company, One Penn Plaza, 36th Floor, New York, New York.

(2)	Mr. Fu and Mr.Ye are the owners of substantially all of the voting interests of GreenVision Capital Holdings LLC and have the power to direct its affairs, including the voting and sale of all securities of the Company owned by GreenVision Capital Holdings LLC. Mr. Fu and Mr. Ye are the managers of such entity.

(3)	Does not reflect any exercise of the over-allotment option.

Our founders beneficially own approximately 20% of the issued and outstanding shares of common stock. Because of the ownership block held by our founders, officers and directors, such individuals may be able to effectively exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

All of the sponsor shares (an aggregate of 1,437,500 shares) held by our sponsor and our two directors outstanding prior to the date of the Company’s IPO were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the sponsor, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the sponsor shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) to our founders, officers, directors, consultants or their affiliates, (ii) to an initial stockholder’s members upon its liquidation, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of our initial business combination, by private sales at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi)) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions. The holders will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the sponsor.

In order to meet our working capital needs following the consummation of our IPO, our founders, officers, directors and their respective affiliates or designees may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note. The working capital notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into additional warrants at a price of $1.00 per warrant. These warrants would be identical to the private warrants issued to the sponsor. In the event that the initial business combination does not close, we may use a portion of the working capital loans held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

Our executive officers and directors, and GreenVision Capital Holdings LLC, are our “promoters,” as that term is defined under the federal securities laws.

The transfer agent for our units and common stock and warrant agent and right agent for our warrants and rights is Continental Stock Transfer & Trust Company, 1 State Street Plaza, New York, New York 10004. Our units, common stock, rights and warrants have been approved for listing on NASDAQ and trade under the symbols “GRNVU,” “GRNV”, “GRNVR” and “GRNVW,”

Item 13. CERTAIN TRANSACTIONS

On September 16, 2019, in connection with our organization, we issued an aggregate of 1,437,500 shares of common stock to our sponsor for an aggregate price of $25,000. The sponsor requested that of these original shares, 60,000 shares be transferred to two of our directors (30,000 shares each), namely, to Herbert Yu and Jonathan Intrater.

The sponsor shares are identical to the shares of common stock included in the units sold in the Company’s IPO. However, the holders of sponsor shares have agreed (A) to vote their sponsor shares (as well as any public shares acquired in or after the Company’s IPO) in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the Certificate of Incorporation, prior to a business combination, to affect the substance or timing of the Company’s obligation to redeem all public shares if it cannot complete an business combination within 12 months (or 15 or 18 months, as applicable) of the closing of the Company’s IPO unless the Company provides public stockholders an opportunity to redeem their public shares, (C) not to convert any shares in connection with a stockholder vote to approve a proposed initial business combination or any amendment to our charter documents prior to consummation of an initial business combination or sell any shares to us in a tender offer in connection with a proposed initial business combination and (D) that the sponsor shares shall not participate in any liquidating distribution from the trust account upon winding up if a business combination is not consummated. Additionally, all of the sponsor shares outstanding prior to the date of the Company’s IPO will be placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the sponsor shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the sponsor shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property. The limited exceptions include transfers, assignments or sales (i) to our founders, officers, directors, consultants or their affiliates, (ii) to an initial stockholder’s members upon its liquidation, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of our initial business combination, by private sales at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions.

On September 16, 2019, our sponsor also loaned to us the sum of $411,000 evidenced by an unsecured note payable on the earlier of consummation of the Company’s IPO or March 31, 2020. Additionally, our sponsor purchased 2,100,000 warrants at the time of the closing of the Company’s IPO in a private placement, for an aggregate price of $2,100,000, at an exercise price of $11.50 per share, simultaneously with the consummation of the Company’s IPO.

The private warrants are identical to the public warrants contained in the public units sold in the Company’s IPO except that the private warrants (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, as described in this Form 10-K, so long as they are held by our sponsor or any of its permitted transferees. If the private warrants are held by holders other than our sponsor or any of its permitted transferees, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in our IPO. In the event of a liquidation prior to our initial business combination, the private warrants will expire worthless. The purchasers of the private warrants have also agreed not to transfer, assign or sell any of the private warrants or underlying securities (except to the same permitted transferees as the sponsor and provided the transferees agree to the same terms and restrictions as the permitted transferees of the sponsor must agree to, each as described above) until the completion of our initial business combination.

In order to meet our working capital needs following the consummation of our IPO, our founders, officers and directors or their affiliates or designees may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note. The working capital notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to 1,500,000 of the notes may be converted into additional private warrants at a price of $1.00 per warrant. These warrants would be identical to the private warrants held by the sponsor, including an exercise price of $11.50 per share. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

The holders of our sponsor shares issued and outstanding on the date of the Company’s IPO, as well as the holders of the private warrants and any warrants our founders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to an agreement signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the sponsor shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these sponsor shares are to be released from escrow. The holders of a majority of the private warrants issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Other than the repayment of up to $411,000 of non-interest-bearing working capital loans described above, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our founders, members of our management team or their respective affiliates, for services rendered prior to, or in order to effectuate the consummation of, our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

RELATED PARTY POLICY

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our founders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

CONTROLS AND PROCEDURES

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2021. As of the date of this prospectus, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Target businesses we may consider for a business combination may have internal controls that need improvement in areas such as:

●	staffing for financial, accounting and external reporting areas, including segregation of duties;

●	reconciliation of accounts;

●	proper recording of expenses and liabilities in the period to which they relate;

●	evidence of internal review and approval of accounting transactions;

●	documentation of processes, assumptions and conclusions underlying significant estimates; and

●	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent auditors to audit and render an opinion on such report when required by Section 404. The independent auditors may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from September 11, 2019 (inception) through December 31, 2019 totaled $65,760. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from September 11, 2019 (inception) through December 31, 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from September 11, 2019 (inception) through December 31, 2019.

All Other Fees. We did not pay Marcum for other services for the period from September 11, 2019 (inception) through December 31, 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement dated as of November 18, 2019 between the Registrant and I-Bankers Securities Inc. Incorporated by reference as Exhibit 1.1 to the Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
3.1	Certificate of Incorporation. Incorporated by reference as Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
3.2	Amended and Restated Certificate of Incorporation., Incorporated by reference as Exhibit3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21,2019.
3.3.	Form of Bylaws. Incorporated by reference as Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
4.1	Specimen Unit Certificate. Incorporated by reference as Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
4.2	Specimen Common Stock Share Certificate. Incorporated by reference as Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21,2019.
4.3	Specimen Warrant Certificate. Incorporated by reference as Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
4.4	Specimen Right Certificate. Incorporated by reference as Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
4.5	Warrant Agreement dated as of November 18, 2019 between Continental Stock Transfer & Trust Company and the Registrant. Incorporated by reference as Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
4.6	Rights Agreement dated as of November 18, 2019 between Continental Stock Transfer & Trust Company and the Registrant. Incorporated by reference as Exhibit 4.2 the Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
4.7	Representative’s Share Purchase Warrant between the Registrant and I-Bankers Securities Inc. Incorporated by reference as Exhibit 4.3 the Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
10.1	Letter Agreement dated as of November 18, 2019 from each of the Registrant’s sponsor, officers and directors. Incorporated by reference as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
10.2	Investment Management Trust Agreement dated November 18, 2019 between Continental Stock Transfer & Trust Company and the Registrant. Incorporated by reference as Exhibit 10.2 the Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
10.3	Registration Rights Agreement dated as of November 21, 2019, among the Registrant and the initial stockholders. Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.

10.4	Form of Sponsor Stock and Warrant Subscription Agreement dated as of November 18, 2019 between the Registrant and initial stockholders, for sponsor shares. Incorporated by reference as Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
10.5	Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Sponsor dated as of November 18, 2019 Incorporated by reference as Exhibit 10.3 the Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
10.6	Promissory Note in the principal amount of $411,000 held by GreenVision Capital Holdings LLC. Incorporated by reference as Exhibit 10.8 to Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 31, 2019.
10.8	Form of Business Combination Marketing Agreement dated as of November 21, 2019 between the Registrant and I-Bankers Securities, Inc., incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
14	Form of Code of Ethics. Incorporated by reference as Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Audit Committee Charter Incorporated by reference to Exhibit 99.1 the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
99.2	Form of Compensation Committee Charter. Incorporated by reference as Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
99.3	Form of Nominating Committee Charter. Incorporated by reference as Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVISION ACQUISITION CORPORATION

	By:	/s/ Zhigeng Fu
Zhigeng Fu
Chief Executive Officer
(Principal Executive Officer)

Dated: March 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Zhigeng Fu	Chairman of the Board	March 24, 2020
Zhigeng Fu

/s/ Qi Ye	Director	March 24, 2020
Qi Ye

/s/ He Yu	Director	March 24, 2020
He (Herbert) Yu

/s/ Jonathan Intrater	Director	March 24, 2020
Jonathan Intrater

GREENVISION ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
GreenVision Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GreenVision Acquisition Corp. (the “Company”) as of December 31, 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the period from September 11, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period from September 11, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company's auditor since 2019.

New York, NY
March 24, 2020

GREENVISION ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2019

ASSETS
Current assets
Cash	$471,284
Prepaid expenses and other current assets	34,405
Total Current Assets	505,689

Deferred taxes asset	3,424
Marketable securities held in Trust Account	57,591,635
TOTAL ASSETS	$58,100,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities – Accrued expenses	$85,559
Total Current Liabilities	85,559

Commitments

Common stock subject to possible redemption, 5,298,734 shares at redemption value	53,015,180

Stockholders’ Equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding
Common stock, $0.00001 par value; 300,000,000 shares authorized; 1,888,766 shares issued and outstanding (excluding 5,298,734 shares subject to possible redemption)	19
Additional paid-in capital	5,012,869
Accumulated deficit	(12,879)
Total Stockholders’ Equity	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,100,748

The accompanying notes are an integral part of the financial statements.

GREENVISION ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 11, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

Operating and formation costs	$107,938
Loss from operations	(107,938)

Other income (expense):
Interest income	93,286
Unrealized loss on marketable securities held in Trust Account	(1,651)
Other income, net	91,635

Loss before provision for income taxes	(16,303)
Provision for income taxes	3,424
Net loss	$(12,879)

Weighted average shares outstanding, basic and diluted (1)	1,478,756

Basic and diluted net loss per common share (2)	$(0.03)

(1)	Excludes an aggregate of up to 5,298,734 shares subject to possible redemption.
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $27,843 for the period from September 11, 2019 (inception) through December 31, 2019.

The accompanying notes are an integral part of the financial statements.

GREENVISION ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 11, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – September 11, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	1,437,500	14	24,986	—	25,000

Sale of 5,750,000 Units, net of underwriting discounts and offering expenses	5,750,000	58	55,902,910	—	55,902,968

Proceeds from sale of warrant to underwriter	—	—	100	—	100

Sale of 2,100,000 Placement Warrants	—	—	2,100,000	—	2,100,000

Common stock subject to possible redemption	(5,298,734)	(53)	(53,015,127)	—	(53,015,180)

Net loss	—	—	—	(12,879)	(12,879)

Balance – December 31, 2019	1,888,766	$19	$5,012,869	$(12,879)	$5,000,009

The accompanying notes are an integral part of the financial statements.

GREENVISION ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 11, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

Cash Flows from Operating Activities:
Net loss	$(12,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(93,286)
Unrealized loss on marketable securities held in Trust Account	1,651
Deferred tax provision	(3,424)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(34,405)
Accrued expenses	85,559
Net cash used in operating activities	(56,784)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(57,500,000)
Net cash used in investing activities	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	56,350,000
Proceeds from sale of Private Warrants	2,100,000
Proceeds from sale of warrant to underwriter	100
Proceeds from promissory note – related party	411,000
Repayment of promissory note – related party	(411,000)
Payment of offering costs	(447,032)
Net cash provided by financing activities	58,028,068

Net Change in Cash	471,284
Cash – Beginning	—
Cash – Ending	$471,284

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$53,027,030
Change in value of common stock subject to possible redemption	$(11,850)

The accompanying notes are an integral part of the financial statements.

GREENVISION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2019, the Company had not commenced any operations. All activity for the period from September 11, 2019 (inception) through December 31, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 18, 2019. On November 21, 2019, the Company consummated the Initial Public Offering of 5,750,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of the over-allotment option to purchase an additional 750,000 Units, at $10.00 per Unit, generating gross proceeds of $57,500,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,100,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to GreenVision Capital Holding LLC (the “Sponsor”), generating gross proceeds of $2,100,000, which is described in Note 4.

Transaction costs amounted to $1,597,032, consisting of $1,150,000 of underwriting fees and $447,032 of other offering costs. As of the date of completion of our Initial Public Offering, $526,950 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes, as of the Initial Public Offering date. As of December 31, 2019, $471,284 of cash was held outside of the trust account and was available for working capital purposes.

Following the closing of the Initial Public Offering on November 21, 2019, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) and be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

GREENVISION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

GREENVISION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019.

GREENVISION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Marketable securities held in Trust Account

At December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 7,850,000 shares of common stock; (2) rights sold in the Initial Public Offering that convert into 575,000 shares of common stock, and (3) a warrant to purchase 287,500 shares of common stock sold to the underwriter, in the calculation of diluted loss per common share, since the exercise of the warrants and the conversion of the rights into shares of common stock are contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

GREENVISION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

Reconciliation of net loss per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

For the Period from September 11, 2019 (inception) through
December 31, 2019
Net loss	$(12,879)
Less: Income attributable to shares subject to possible redemption	(27,843)
Adjusted net loss	$(40,722)

Weighted average shares outstanding, basic and diluted	1,478,756

Basic and diluted net loss per share	$(0.03)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,750,000 Units, which includes the full exercise by the underwriter of its option to purchase an additional 750,000 Units at $10.00 per Unit. Each Unit consists of (i) one share of common stock, (ii) one redeemable warrant (“Public Warrant”) and (ii) one right to receive one-tenth of one share of common stock (“Public Right”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

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

GREENVISION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 5. RELATED PARTY TRANSACTIONS

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

Promissory Note – Related Party

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

GREENVISION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 6. COMMITMENTS

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2019, there were no shares of preferred stock issued and outstanding.

Common Stock — The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.00001 per share. Holders of the common stock are entitled to one vote for each share. At December 31, 2019, there were 1,888,766 shares of common stock issued and outstanding, excluding 5,298,734 shares of common stock subject to possible redemption.

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

GREENVISION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Warrant

On November 21, 2019, the Company sold to I-Bankers Securities, Inc. (and its designees), for $100, a warrant to purchase up to 287,500 shares, exercisable, in whole or in part, at $12.00 per share, or an aggregate exercise price of $3,450,000. The warrant will be exercisable in whole or in part, commencing the later of (i) the closing of a Business Combination, or (ii) November 18, 2020, and expiring November 18, 2024. The warrant may be exercised for cash or on a cashless basis, at the holder’s option. The shares issuable upon exercise of the warrant are identical to those offered in the Initial Public Offering. The Company accounted for the warrant, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated the fair value of the warrant to be approximately $776,000, or $2.70 per warrant, using the Black-Scholes option-pricing model. The fair value of the warrant granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.62% and (3) expected life of five years. The warrant and the underlying securities that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. The exercise price and number of shares issuable upon exercise of the warrant may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below its exercise price.

GREENVISION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 8. INCOME TAX

The Company’s net deferred tax asset at December 31, 2019 is as follows:

Deferred tax assets
Net operating loss carryforward	$3,077
Unrealized loss on marketable securities	347
Total deferred tax assets	3,424
Valuation allowance	—
Deferred tax asset, net of allowance	$3,424

The income tax provision for the period from September 11, 2019 (inception) through December 31, 2019 consists of the following:

Federal
Current	$—
Deferred	(3,424)

State
Current	$—
Deferred	—
Change in valuation allowance	—
Income tax provision	$(3,424)

As of December 31, 2019, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) on the amount of $14,652 available to offset future taxable income. The NOLs have an unlimited carry-forward period; however, under IRS regulations the ability to utilize NOLs will be limited by any change of control and other factors.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Income tax provision	21.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

GREENVISION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$57,591,635

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.