Form 10-Q
period 2020-03-31
GreenVision Acquisition Corp.
filed 2020-05-14
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39136

GREENVISION ACQUISITION CORP.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2020, 7,187,500 shares of common stock, par value $0.00001 per share, were issued and outstanding.

GREENVISION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GREENVISION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$355,209	$471,284
Prepaid expenses and other current assets	73,775	34,405
Total Current Assets	428,984	505,689

Deferred tax asset	—	3,424
Marketable securities held in Trust Account	57,855,826	57,591,635
TOTAL ASSETS	$58,284,810	$58,100,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$104,323	$85,559
Income tax payable	32,008	—
Total Current Liabilities	136,331	85,559

Commitments

Common stock subject to possible redemption, 5,289,658 and 5,298,734 shares at redemption value as of March 31, 2020 and December 31, 2019, respectively	53,148,476	53,015,180

Stockholders’ Equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized; 1,897,842 and 1,888,766 shares issued and outstanding (excluding 5,289,658 and 5,298,734 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	19	19
Additional paid-in capital	4,879,573	5,012,869
Retained Earnings (accumulated deficit)	120,411	(12,879)
Total Stockholders’ Equity	5,000,003	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,284,810	$58,100,748

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENVISION ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

Operating costs	$156,889
Loss from operations	(156,889)

Other income:
Interest income on marketable securities held in Trust Account	325,611

Income before provision for income taxes	168,722
Provision for income taxes	(35,432)
Net income	$133,290

Weighted average shares outstanding, basic and diluted (1)	1,888,766

Basic and diluted net loss per common share (2)	$(0.05)

(1)	Excludes an aggregate of up to 5,289,658 shares subject to possible redemption.
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $220,941 for the three months ended March 31, 2020.

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENVISION ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

			Additional	Retained Earnings/	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2020	1,888,766	$19	$5,012,869	$(12,879)	$5,000,009

Change in value of common stock subject to possible redemption	9,076	—	(133,296)	—	(133,296)

Net income	—	—	—	133,290	133,290

Balance – March 31, 2020	1,897,842	$19	$4,879,573	$120,411	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENVISION ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$133,290
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(325,611)
Deferred tax expense	3,424
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(39,370)
Income tax payable	32,008
Accounts payable and accrued expenses	18,764
Net cash used in operating activities	(177,495)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	61,420
Net cash provided by investing activities	61,420

Net Change in Cash	(116,075)
Cash – Beginning	471,284
Cash – Ending	$355,209

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$133,296

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

As of March 31, 2020, the Company had not commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $1,597,032, consisting of $1,150,000 of underwriting fees and $447,032 of other offering costs. As of the date of completion of our Initial Public Offering, $526,950 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes, as of the Initial Public Offering date. As of March 31, 2020, $355,209 of cash was held outside of the trust account and was available for working capital purposes.

Following the closing of the Initial Public Offering on November 21, 2019, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering was placed in a trust account (the “Trust Account”) and be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 24, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019, respectively.

Marketable Securities Held in Trust Account

At March 31, 2020, the assets held in the Trust Account were substantially held in money market funds, which are invested in U.S. Treasury securities. At December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions.

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 7,850,000 shares of common stock; (2) rights sold in the Initial Public Offering that convert into 575,000 shares of common stock, and (3) a warrant to purchase 287,500 shares of common stock sold to the underwriter, in the calculation of diluted loss per common share, since the exercise of the warrants and the conversion of the rights into shares of common stock are contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Reconciliation of Net Loss per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

Three Months Ended
March 31, 2020
Net income	$133,290
Less: Income attributable to shares subject to possible redemption	(220,941)
Adjusted net loss	$(87,651)

Weighted average shares outstanding, basic and diluted	188,766

Basic and diluted net loss per common share	$(0.05)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued and outstanding.

Common Stock — The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.00001 per share. Holders of the common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 1,897,842 and 1,888,766 shares of common stock issued and outstanding, excluding 5,289,658 and 5,298,734 shares of common stock subject to possible redemption, respectively.

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$57,855,826	$57,591,635

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Registration Statement on Form S-1 (Registration No. 333-234282) filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net income of $133,290, which consisted of interest income on marketable securities held in our Trust Account of $325,611, offset by operating costs of $156,889 and a provision for income taxes of $35,432.

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

Following the Initial Public Offering, a total of $57,500,000 was placed in the Trust Account. We incurred $1,597,032 in transaction costs, including $1,150,000 of underwriting fees and $447,032 of other costs.

For the three months ended March 31, 2020, cash used in operating activities was $177,495. Net income $133,290 was impacted by interest earned on marketable securities held in the Trust Account of $325,611 and a deferred tax expense of $3,424. Changes in operating assets and liabilities provided $11,402 of cash from operating activities.

As of March 31, 2020, we had marketable securities held in the Trust Account of $57,855,826 (including $355,826 of interest income) consisting of shares in a money market fund that is invested in U.S. treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2020, we withdrew $61,420 of interest earned on the Trust Account for our franchise taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2020, we had $355,209 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak.

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

GREENVISION ACQUISITION CORP.

Date: May 14, 2020	By:	/s/ Zhigeng (David) Fu
	Name:	Zhigeng (David) Fu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Qi (Karl) Ye
	Name:	Qi (Karl) Ye
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)