Form 10-Q
period 2020-06-30
GreenVision Acquisition Corp.
filed 2020-08-06
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 6, 2020, 7,187,500 shares of common stock, par value $0.00001 per share, were issued and outstanding.

GREENVISION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GREENVISION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$202,271	$471,284
Prepaid expenses and other current assets	51,667	34,405
Total Current Assets	253,938	505,689

Deferred tax asset	6,526	3,424
Marketable securities held in Trust Account	57,839,584	57,591,635
TOTAL ASSETS	$58,100,048	$58,100,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accounts payable and accrued expenses	$96,527	$85,559
Total Current Liabilities	96,527	85,559

Commitments

Common stock subject to possible redemption, 5,276,115 and 5,298,734 shares at redemption value as of June 30, 2020 and December 31, 2019, respectively	53,003,513	53,015,180

Stockholders’ Equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized; 1,911,385 and 1,888,766 shares issued and outstanding (excluding 5,276,115 and 5,298,734 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	19	19
Additional paid-in capital	5,024,536	5,012,869
Accumulated deficit	(24,547)	(12,879)
Total Stockholders’ Equity	5,000,008	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,100,408	$58,100,748

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENVISION ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Operating costs	$197,910	$354,799
Loss from operations	(197,910)	(354,799)

Other income:
Interest income on marketable securities held in Trust Account	14,418	340,029

Loss before provision for income taxes	(183,492)	(14,770)
Benefit from income taxes	38,534	3,102
Net loss	$(144,958)	$(11,668)

Weighted average shares outstanding, basic and diluted (1)	1,897,842	1,893,304

Basic and diluted net loss per common share (2)	$(0.08)	$(0.12)

(1)	Excludes an aggregate of up to 5,276,115 shares subject to possible redemption.
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $2,709 and $223,097 for the three and six months ended June 30, 2020.

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENVISION ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

			Additional	Retained Earnings/	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2020	1,888,766	$19	$5,012,869	$(12,879)	$5,000,009

Change in value of common stock subject to possible redemption	9,076	—	(133,296)	—	(133,296)

Net income	—	—	—	133,290	133,290

Balance – March 31, 2020	1,897,842	19	4,879,573	120,411	5,000,003

Change in value of common stock subject to possible redemption	13,543	—	144,963	—	144,963

Net loss	—	—	—	(144,958)	(144,958)

Balance – June 30, 2020	1,911,385	$19	$5,024,536	$(24,547)	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENVISION ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(11,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(340,029)
Deferred tax benefit	(3,102)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(17,262)
Accounts payable and accrued expenses	10,968
Net cash used in operating activities	(361,093)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	92,080
Net cash provided by investing activities	92,080

Net Change in Cash	(269,013)
Cash – Beginning	471,284
Cash – Ending	$202,271

Supplementary cash flow information:
Cash paid for income taxes	$8,150

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(11,667)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $1,597,032, consisting of $1,150,000 of underwriting fees and $447,032 of other offering costs. As of the date of completion of our Initial Public Offering, $526,950 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes, as of the Initial Public Offering date. As of June 30, 2020, cash of $202,271 was held outside of the trust account and was available for working capital purposes.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 24, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

JUNE 30, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019, respectively.

Marketable Securities Held in Trust Account

At June 30, 2020, the assets held in the Trust Account were substantially held in money market funds, which are invested in U.S. Treasury Securities. At December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 7,850,000 shares of common stock; (2) rights sold in the Initial Public Offering that convert into 575,000 shares of common stock, and (3) a warrant to purchase 287,500 shares of common stock sold to the underwriter, in the calculation of diluted loss per common share, since the exercise of the warrants and the conversion of the rights into shares of common stock are contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Reconciliation of Net Loss per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Net loss	$(144,958)	$(11,668)
Less: Income attributable to shares subject to possible redemption	(2,709)	(223,097)
Adjusted net loss	$(147,667)	$(234,765)

Weighted average shares outstanding, basic and diluted	1,897,842	1,893,304

Basic and diluted net loss per common share	$(0.08)	$(0.12)

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

JUNE 30, 2020

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued and outstanding.

Common Stock — The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.00001 per share. Holders of the common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 1,911,385 and 1,888,766 shares of common stock issued and outstanding, excluding 5,276,115 and 5,298,734 shares of common stock subject to possible redemption, respectively.

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

JUNE 30, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$57,839,584	$57,591,635

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $144,958, which consisted of operating costs of $197,910, offset by interest income on marketable securities held in our Trust Account of $14,418 and an income tax benefit of $38,534.

For the six months ended June 30, 2020, we had a net loss of $11,668, which consisted of operating costs of $354,799, offset by interest income on marketable securities held in our Trust Account of $340,029 and an income tax benefit of $3,102.

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

For the six months ended June 30, 2020, cash used in operating activities was $361,093. Net loss of $11,668 was impacted by interest earned on marketable securities held in the Trust Account of $340,029 and a deferred tax benefit of $3,102. Changes in operating assets and liabilities used $6,294 of cash from operating activities.

As of June 30, 2020, we had marketable securities held in the Trust Account of $57,839,584 (including $340,000 of interest income) consisting of shares in a money market fund that are invested in U.S. treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2020, we withdrew $92,080 of interest earned on the Trust Account for our franchise taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we had $202,271 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

GREENVISION ACQUISITION CORP.

Date: August 6, 2020	By:	/s/ Zhigeng (David) Fu
	Name:	Zhigeng (David) Fu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Qi (Karl) Ye
	Name:	Qi (Karl) Ye
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)