Form 10-Q
period 2020-09-30
GreenVision Acquisition Corp.
filed 2020-11-16
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

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

As of November 13, 2020, 7,187,500 shares of common stock, par value $0.00001 per share, were issued and outstanding.

GREENVISION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GREENVISION ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$680,902	$471,284
Prepaid expenses and other current assets	33,228	34,405
Total Current Assets	714,130	505,689

Deferred tax asset	—	3,424
Marketable securities held in Trust Account	57,826,730	57,591,635
TOTAL ASSETS	$58,540,860	$58,100,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$114,985	$85,559
Advance from third party	575,000	—
Total Current Liabilities	689,985	85,559

Commitments

Common stock subject to possible redemption, 5,265,531 and 5,298,734 shares at redemption value as of September 30, 2020 and December 31, 2019, respectively	52,850,869	53,015,180

Stockholders’ Equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized; 1,921,969 and 1,888,766 shares issued and outstanding (excluding 5,265,531 and 5,298,734 shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	19	19
Additional paid-in capital	5,177,180	5,012,869
Accumulated deficit	(177,193)	(12,879)
Total Stockholders’ Equity	5,000,006	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,540,860	$58,100,748

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENVISION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from September 11, 2019 (Inception) Through September 30,
	2020	2020	2019
Operating costs	$147,578	$502,377	$1,074
Loss from operations	(147,578)	(502,377)	(1,074)

Other income:
Interest income on marketable securities held in Trust Account	1,458	341,487	—

Loss before provision for income taxes	(146,120)	(160,890)	(1,074)
Provision for income taxes	(6,526)	(3,424)	—
Net loss	$(152,646)	$(164,314)	$—

Weighted average shares outstanding, basic and diluted (1)	1,911,385	1,899,375	1,250,000

Basic and diluted net loss per common share (2)	$(0.08)	$(0.18)	$(0.00)

(1)	At September 30, 2020, excludes an aggregate of up to 5,265,531 shares subject to possible redemption. At September 30, 2019, excluded an aggregate of up to 187,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).
(2)	Net loss per share – basic and diluted excludes income attributable to common stock subject to possible redemption of $0 and $172,209 for the three and nine months ended September 30, 2020, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENVISION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

			Additional	Retained Earnings/	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2020	1,888,766	$19	$5,012,869	$(12,879)	$5,000,009

Change in value of common stock subject to possible redemption	9,076	—	(133,296)	—	(133,296)

Net income	—	—	—	133,290	133,290

Balance – March 31, 2020	1,897,842	19	4,879,573	120,411	5,000,003

Change in value of common stock subject to possible redemption	13,543	—	144,963	—	144,963

Net loss	—	—	—	(144,958)	(144,958)

Balance – June 30, 2020	1,911,385	19	5,024,536	(24,547)	5,000,008

Change in value of common stock subject to possible redemption	10,584	—	152,644	—	152,644

Net loss	—	—	—	(152,646)	(152,646)

Balance – September 30, 2020	1,921,969	$19	$5,177,180	$(177,193)	$5,000,006

FOR THE PERIOD FROM SEPTEMBER 11, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

	Common Stock		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – September 11, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	1,437,500	14	24,986	—	25,000

Net loss	—	—	—	(1,074)	(1,074)

Balance – September 30, 2019	1,437,500	$14	$24,986	$(1,074)	$23,926

(1)	Included an aggregate of up to 187,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENVISION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from September 11, 2019 (Inception) Through September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(164,314)	$(1,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(341,487)	—
Deferred tax provision	3,424	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,177	—
Accounts payable and accrued expenses	29,426	974
Net cash used in operating activities	(471,774)	(100)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	106,392	—
Net cash provided by investing activities	106,392	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from promissory note – related party	—	411,000
Payment of offering costs	—	(119,345)
Advances from third party	575,000	—
Net cash provided by financing activities	575,000	316,655

Net Change in Cash	209,618	316,555
Cash – Beginning	471,284	—
Cash – Ending	$680,902	$316,555

Supplementary cash flow information:
Cash paid for income taxes	$8,150	$—

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(164,311)	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENVISION ACQUUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The Company has one wholly owned subsidiary, GreenVision Merger Sub Inc., incorporated in Delaware on July 29, 2020 (“Merger Sub”).

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and the proposed acquisition of Accountable Healthcare America, Inc., a Delaware corporation (“AHA”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $1,597,032, consisting of $1,150,000 of underwriting fees and $447,032 of other offering costs. As of the date of completion of our Initial Public Offering, $526,950 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes, as of the Initial Public Offering date. As of September 30, 2020, cash of $680,902 was held outside of the trust account and was available for working capital purposes.

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

SEPTEMBER 30, 2020

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

The Company will have until November 21, 2020 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by November 21, 2020, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $575,000 or $0.10 per Public Share, up to an aggregate of $1,150,000 or $0.20 per Public Share, on or prior to the date of the applicable deadline, for each three month extension (see Note 6).

On November 13, 2020, the Company and the Sponsor determined to extend the period of time for which the Company is required to consummate a Business Combination from November 21, 2020 to February 21, 2021 and, accordingly, funded the sum of $575,000 into the Company's Trust Account in accordance with its Amended Certificate of Incorporation.

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

GREENVISION ACQUUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 24, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019, respectively.

GREENVISION ACQUUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Marketable Securities Held in Trust Account

At September 30, 2020, the assets held in the Trust Account were substantially held in money market funds, which are invested in U.S. Treasury Securities. At December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2020 primarily due to the non-deductibility of transactional expenses incurred in connection with the search for potential targets for a Business Combination, as well as valuation allowances taken against the Company’s net operating losses (“NOLs”).

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act was signed into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain NOLs and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of common stock subject to forfeiture by the Sponsor. At September 30, 2019, weighted average shares were reduced for the effect of an aggregate of 187,500 shares of common stock that were subject to forfeiture if the option to purchase additional units was not exercised by the underwriters (see Note 7) . The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 7,850,000 shares of common stock; (2) rights sold in the Initial Public Offering that convert into 575,000 shares of common stock, and (3) a warrant to purchase 287,500 shares of common stock sold to the underwriter, in the calculation of diluted loss per common share, since the exercise of the warrants and the conversion of the rights into shares of common stock are contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

GREENVISION ACQUUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Reconciliation of Net Loss per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from September 11, 2019 (Inception) Through September 30,
	2020	2020	2019
Net loss	$(152,646)	$(164,314)	$(1,074)
Less: Income attributable to shares subject to possible redemption	—	(172,209)	—
Adjusted net loss	$(152,646)	$(336,523)	$(1,074)

Weighted average shares outstanding, basic and diluted	1,911,385	1,899,375	1,250,000

Basic and diluted net loss per common share	$(0.08)	$(0.12)	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

GREENVISION ACQUUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months to complete a Business Combination. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or other insiders or their respective affiliate or designees must deposit into the Trust Account $575,000 or $0.10 per Public Share, up to an aggregate of $1,150,000 or $0.20 per Public Share, on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert such amounts into additional Private Warrants. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the Sponsor will contain a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination (see Note 9).

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

GREENVISION ACQUUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Merger Agreement

On August 26, 2020, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Merger Sub, AHA and Michael Bowen, in his capacity as the representative of the AHA shareholders.

Pursuant to the transactions contemplated by the terms of the Merger Agreement and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into AHA, with AHA surviving the merger in accordance with the Delaware General Corporation Law (the “DGCL”) and as a wholly owned subsidiary of the Company (the “Merger”) (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “AHA Business Combination”).

The aggregate consideration payable at the closing of the Business Combination (the “Closing”) to the stockholders of AHA will be the issuance of 5,000,000 shares of the Company’s common stock. As a result of the Business Combination, subject to reduction for the purchase price holdback and indemnification claims, as described below, an aggregate of 5,000,000 shares of the Company’s common stock will be issued (inclusive of shares reserved for issuance pursuant to currently outstanding options or warrants of AHA being exchange for new options and warrants of the Company) in respect of shares of AHA capital stock that are issued and outstanding as of immediately prior to the effective time of the Merger and options and warrants to purchase shares of AHA common stock, in each case, that are issued and outstanding immediately prior to the effective time of the Merger. The shares of the Company’s common stock to be issued at the Closing will be valued at $10.00 per share.

Of the amount of the Company’s shares issuable at closing, an aggregate of 1,000,000 shares of the Company’s common stock (the “Holdback Shares”) shall only be payable to the stockholders of AHA twelve months following the Closing if the following conditions are satisfied: (i) if the trading price of the Company’s common stock equals or exceeds $12.50 on any 20 trading days in any 30-day trading period prior to the first anniversary of the Closing or (ii) AHA (and its subsidiaries) achieves $17,500,000 or more of EBITDA for the fiscal year ending December 31, 2020. If neither of the conditions to release of the Holdback Shares are satisfied within the above-mentioned timeframe, the Holdback Shares will be forfeited.

As a condition to the Merger Agreement, AHA provided the sum of $575,000 at execution to the Company which funds will be utilized, unless otherwise agreed to by AHA, to provide all or a portion of the deposit required to extend the existence of the Company from November 21, 2020 to February 21, 2021, if the parties determine to proceed with the extension. The funds will not be placed into the Trust Account until a determination is made to extend, which the Company is not required to determine until November 16, 2020. In the interim, the funds can, with approval of AHA, be used to fund expenses. In the event that the Company is entitled to receive a break-up fee, such fee be reduced by the Transaction Deposit. The Company has recorded the $575,000 as advance from third party in the accompanying condensed balance sheet at September 30, 2020 (see Note 9).

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Merger Agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued and outstanding.

Common Stock — The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.00001 per share. Holders of the common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 1,921,969 and 1,888,766 shares of common stock issued and outstanding, excluding 5,265,531 and 5,298,734 shares of common stock subject to possible redemption, respectively.

GREENVISION ACQUUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

GREENVISION ACQUUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$57,826,730	$57,591,635

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On November 13, 2020, the Company and the Sponsor determined to extend the period of time for which the Company is required to consummate a Business Combination from November 21, 2020 to February 21, 2021 and, accordingly, funded the sum of $575,000 into the Company’s Trust Account in accordance with its Amended and Restated Certificate of Incorporation.

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

Recent Developments

On August 26, 2020, we entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into AHA, with AHA surviving the merger as our wholly owned subsidiary. The aggregate consideration payable at the closing of the Business Combination (the “Closing”) to the stockholders of AHA will be the issuance of 5,000,000 shares of the Company’s common stock. See Note 6 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of AHA. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $152,646, which consisted of operating costs of $147,578 and a provision for income tax of $6,526, offset by interest income on marketable securities held in our Trust Account of $1,458.

For the nine months ended September 30, 2020, we had a net loss of $164,314, which consisted of operating costs of $502,377 and a provision for income tax of $3,424, offset by interest income on marketable securities held in our Trust Account of $341,487.

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

For the nine months ended September 30, 2020, cash used in operating activities was $471,774. Net loss of $164,314 was impacted by interest earned on marketable securities held in the Trust Account of $341,487 and a deferred tax benefit of $3,424. Changes in operating assets and liabilities provided $30,603 of cash from operating activities.

As of September 30, 2020, we had marketable securities held in the Trust Account of $57,826,730 (including $327,000 of interest income) consisting of shares in a money market fund that are invested in U.S. treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we withdrew $106,392 of interest earned on the Trust Account for our franchise taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had $680,902 of cash held outside of the Trust Account. This amount includes the sum of $575,000 provided by AHA under the Merger Ageement. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

None.

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

GREENVISION ACQUISITION CORP.

Date: November 13, 2020	By:	/s/ Zhigeng (David) Fu
	Name:	Zhigeng (David) Fu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Qi (Karl) Ye
	Name:	Qi (Karl) Ye
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)