Form 10-K
period 2020-12-31
GreenVision Acquisition Corp.
filed 2021-03-16
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Issuer’s telephone number, including area code (212) 786-7429

Securities registered pursuant to Section 12(b) of the Exchange Act

Name of Each Exchange on
Title of Each Class	Which Registered
Common Stock, Par Value $.00001 Per Share	The Nasdaq Stock Market, LLC
Warrants to Receive one (1) Share of Common Stock	The Nasdaq Stock Market, LLC
Rights to Receive one tenth (1/10) of a Share of Common Stock	The Nasdaq Stock Market, LLC
Units, each consisting of one Share of Common Stock, one Warrant, and one Right	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of June 30, 2020, the aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant was $57,442,500 (based upon a per share closing price of $9.99).

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: On March 3, 2021 there were 7,187,500 shares outstanding of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None

i

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

ii

PART I

ITEM 1. BUSINESS

GENERAL

Company Profile

GreenVision Acquisition Corp is a blank check company formed under the laws of the State of Delaware on September 11, 2019. We were formed for the purpose of engaging in a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to focus our search on target businesses operating in North America, Europe and Asia (excluding China) in the life sciences and healthcare industries. In connection with our listing application with the Nasdaq Stock Market, we agreed that we would not undertake our initial business combination with any entity with its principal business operations in China.

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

As of November 21, 2019, a total of $57,500,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders. Subsequently, we have twice elected to extend the period within which we must complete a business combination by three months and have deposited an aggregate of $1,150,000 into the trust account in connection with such extensions.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates and engaging in non-binding discussions with potential target entities. We have had losses since inception from incurring formation and operating costs since completion of our IPO.

Recent Developments

Proposed Business Combination

On August 26, 2020, we entered into a Merger Agreement and Plan of Reorganization (the “AHA Merger Agreement”) with GreenVision Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of GreenVision (“Merger Sub”), Accountable Healthcare America, Inc., a Delaware corporation (“AHA”) and Michael Bowen, in his capacity as the representative of the AHA shareholders. Pursuant to the transactions contemplated by the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub was anticipated to merge with and into AHA (the “AHA Merger”), with AHA surviving the merger in accordance with the Delaware General Corporation Law as our wholly-owned subsidiary.

On November 13, 2020, we received a notice from AHA pursuant to the Merger Agreement that the proposed purchases by AHA of Jupiter Medical Group, Inc. (“JMG”), Primary Care Associates, Inc. (“PCA”) and Health Promoters LLC (“HP”) had been terminated by the representatives of each of JMG, PCA and HP. Under the terms of the Merger Agreement, AHA’s obligation to purchase JMG, PCA and HP was a condition to closing of the transactions contemplated by the AHA Merger Agreement. We concluded that the inability of AHA to consummate these proposed acquisitions constituted a breach of the covenant that such transactions be completed prior to the closing date and further results in a material adverse effect. Accordingly, pursuant to the Merger Agreement, we had the right to immediately terminate the Merger Agreement. Although we provided AHA with a period of ten (10) days to cure this event, AHA was not able to effect a cure and on November 24, 2020, we sent a notice to AHA, effective immediately, to terminate the Merger Agreement. Pursuant to the termination notice, we expressly reserved all our rights and remedies under the AHA Merger Agreement

On February 8, 2021, we entered into a Merger Agreement and Plan of Reorganization (the “Helbiz Merger Agreement”) with GreenVision Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of GreenVision (“Merger Sub”), Helbiz, Inc., a Delaware corporation (“Helbiz”) and Salvatore Palella, in his capacity as the representative of the Helbiz shareholders. Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Helbiz (the “Helbiz Merger”), with Helbiz surviving the merger in accordance with the Delaware General Corporation Law as a wholly-owned subsidiary of ours (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”). Helbiz provides tech-driven, on-demand transportation solutions that help people move seamlessly within cities. It focuses on micro-mobility and strives to provide first- and last-mile transportation solutions in urban environments.

The aggregate consideration payable at the closing of the Business Combination (the “Closing”) to the stockholders of Helbiz will be the issuance of such number of shares of our Common Stock, par value $0.00001 per share (the “Common Stock”) as shall be determined by subtracting the “Closing Net Debt” of Helbiz (as defined in the Merger Agreement) from the agreed valuation of $300,000,000, and dividing such difference by $10.00, which represents the agreed valuation of one share of our Common Stock. The total number of shares of our Common Stock to be issued at Closing, following the determination of the final Closing Net Debt, shall be subject to reduction for Indemnification Escrow Shares (as defined in the Merger Agreement) for indemnification claims, as described below. Of the shares to be delivered at Closing, the holders of Helbiz common stock will receive, in exchange for the Helbiz shares owned by such persons, shares of a class of our Common Stock to be established and designated as “Class A Common Stock”, except that Helbiz shares owned by Salvatore Palella, the Founder and Chief Executive Officer of Helbiz (the “Founder”) will instead be exchanged for a number of shares of a class of our Common Stock to be established and designated as “Class B Common Stock”. The number of shares of our Common Stock (whether Class A or Class B) that each Helbiz shareholder shall receive will be equal to the product obtained by multiplying the number of shares of common stock of Helbiz held by such stockholders by the Closing Consideration Conversion Ratio (as defined in the Merger Agreement).

The shares of Class B Common Stock will have the same economic terms as the shares of Class A Common Stock in all material respects, but the shares of Class A Common Stock will be entitled to one (1) vote per share, and the shares of Class B Common Stock will be entitled to such number of votes per share, so that the total number of Class B Common Stock issued to Founder represent, in the aggregate, no more than 60% of all of our voting securities on a fully-diluted basis for a period of up to 24 months from the Closing. Except for certain permitted transfers, any shares of Class B Common Stock that are transferred by the Founder will automatically convert into shares of Class A Common Stock. In addition, the outstanding shares of Class B Common Stock will automatically convert into shares of Class A Common Stock (i) at the option of such holder to convert such shares of Class B Common Stock into Class A Common Stock or (ii) upon the earlier of the death of Founder, the consent of a majority of the holders of Class B Common Stock, or a date that is 2 years from the Closing of the Business Combination.

Consummation of the transactions contemplated by the Helbiz Merger Agreement are subject to customary conditions of the respective parties, including the approval of the Helbiz Merger Agreement, the Helbiz Merger and certain other actions related thereto by our stockholders, and the availability of a minimum amount of cash in our trust account, after giving effect to redemptions by the Company’s public stockholders, if any. Other than as specifically discussed, this report does not assume the closing of the Helbiz Business Combination.

Extensions

Pursuant to the AHA Merger Agreement, AHA provided the sum of $575,000 (the “Transaction Deposit”) at execution to us which funds were utilized to fund the deposit required to extend the existence of GreenVision from November 21, 2020 to February 21, 2021, if we determine to proceed with the extension in accordance with the terms of the Merger Agreement. On November 13, 2020, we had elected to extend the time to complete a business combination with AHA until February 21, 2021 and deposited the funds provided by AHA into our trust account. As previously reported, however, on November 24, we terminated the AHA Merger Agreement. Effective upon termination of the AHA Merger agreement on November 24, 2020, we are entitled to receive a break-up fee of $3,750,000 which is to be reduced by the Transaction Deposit. As of December 31, 2020, the $575,000 was reflected as a contribution to equity in our consolidated balance sheets.

Upon execution of the Helbiz Merger Agreement, Helbiz provided a transaction deposit in the sum of $750,000 to us, of which, $575,000 may be utilized to provide all or a portion of the deposit required to extend the existence of GreenVision from February 21, 2021 to May 21 2021. On February 9, 2021, we elected to extend the date by which we are required to complete a business combination to May 21, 2021 and deposited $575,000 of the funds provided by Helbiz into our trust account.

Management Business Combination Experience

Our management team is led by Zhigeng (David) Fu, Qi (Karl) Ye, He (Herbert) Yu, Jonathan Intrater, and Lee Stern; each has distinctive and complementary backgrounds and extensive networks in the life science and healthcare industries, as well as other various industries in China, and other regions of Asia, Europe and North America which we believe can provide a rich selection of potential targets. We intend to focus on targeting middle market entities with a valuation range in the $100 million to $300 million range.

We believe that our management team is well positioned to identify attractive business combination opportunities with compelling growth records and further potential. Members of our management team have extensive experience in executing business combinations, as they are long-term professionals as legal counsel to buyers and sellers in mergers and acquisitions, private equity investors or buy and sell side investment bankers. David Fu, our Chief Executive Officer, is an Of Counsel of Global Law Office, Shanghai, China. Mr. Fu has more than 25 years legal experience in foreign direct investment, mergers and acquisitions, private equity investment and restructuring of foreign-invested enterprises in China as well as outbound acquisitions and overseas securities offerings and listings by Chinese companies. Qi (Karl) Ye is a veteran investment manager in Shanghai, China. He has more than 13 years of broad experience in the financial industry, specializing in capital markets, mutual fund investment, private equity and venture capital investment, and has managed over $5 billion in assets under management. Professor Herbert Yu, one of the members of our Board of Directors has been director of The Cancer Epidemiology Program University of Hawaii Cancer Center since March 5, 2012. Professor He served as an Assistant Professor, Associate Professor and Full Professor at the School of Medicine at Yale University and has over 20 years involvement in leading edge cancer research including the areas of carcinogenic factors and molecular epidemiology. Mr. Intrater, another member of our Board, is a Managing Director in the investment banking department at United States’ based Ladenburg, Thalmann & Co., Inc. and has extensive experience in merger advisory transactions. Mr. Stern, who joined our Board in November 2020, has served as a Managing Director of Monroe Capital LLC since 2014 has responsibility for origination of both sponsor and non-sponsor transactions and has extensive experience in providing debt solutions to middle market companies across multiple industries.

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

Following the above-described extensions, we have until 18 months from the closing of our initial public offering (completed on November 21, 2019) to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (net of taxes payable), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We expect the pro rata redemption price to be $10.00 per share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure stockholders that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

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

Financial position

With funds in the trust account of $57,500,000 available to use for a business combination, not including the additional amounts deposited in connection with the two prior extensions, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. In connection with any potential acquisition, we may be required to obtain acquisition financing. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us.

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

EFFECTING A BUSINESS COMBINATION

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

In selecting a target business for a business combination, we are not required or bound to acquire a business in a particular geographic region or industry sector. However, we have focused our efforts in North America, Europe and Asia (excluding China), and in the life and health sciences sectors. We shall not undertake our initial business combination with any entity with its principal business operations in China.

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

Sources of Target Businesses

In our process of identifying an acquisition candidate, we believe based on our management’s business knowledge and past experience that there are numerous acquisition candidates. Our principal means of identifying potential target businesses have been through the extensive contacts and relationships of our founders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, we believe that the relationships they have developed over their careers will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Form 10-K and know what types of businesses we are targeting. Our founders, officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, our initial business combination (regardless of the type of transaction that it is), the repayment of non-interest-bearing loans and reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers or directors or their affiliates. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

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

Automatic Liquidation of Trust Account if No Business Combination

Following the above-described extensions, if we do not complete a business combination within 18 months from the closing of our IPO (completed on November 21, 2019), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our amended and restated certificate of incorporation provides that if we anticipate that we may not be able to consummate our initial business combination within 12 months from the closing of our IPO, we may, but are not obligated to, extend the period for two additional three-month periods to consummate a business combination. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer and Trust Company, LLC on November 18, 2020, in order to extend the time available for us to consummate our initial business combination, our founders or their affiliates or designees (which may include the potential target business), upon five days advance notice prior to the applicable deadline, must deposit into the trust account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline. As previously reported, we have twice elected to extend the period within which we must complete a business combination by three months and have deposited an aggregate of $1,150,000 into the trust account in connection with such extensions. The providers of such additional funds may receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional warrants at a price of $1.00 per warrant. Our founders have approved the issuance of the private warrants upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five (5) days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we do extend the period of time to consummate our initial business combination as described above, we would follow the same liquidation procedures described above if we do not complete a business combination by the end of the extended period. At such time, the warrants will expire and holders of warrants will receive nothing upon a liquidation and the warrants will be worthless.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we do not complete a business combination within the requisite time period, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of our IPO (November 21, 2019) and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

●	Our having an extended period of time to consummate a business combination (although with less in trust as a certain number of our stockholders would likely redeem their shares in connection with any such extension);

●	Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;

●	Our operations being controlled by a new management team that our stockholders did not elect to invest with;

●	Our insiders receiving compensation in connection with a business combination; and

●	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

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

We are a recently formed blank check company established under the laws of the State of Delaware with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. Although we have entered into an agreement for a business combination as described above, consummation of the transactions contemplated by such agreement are subject to customary conditions of the respective parties, including the approval by our stockholders of the Helbiz Merger Agreement and the transactions contemplated thereby, certain other actions related thereto by our stockholders, and the availability of a minimum amount of cash in our trust account, after giving effect to redemptions by the Company’s public stockholders, if any. Accordingly, we and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

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

Pursuant to the NASDAQ listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete an initial business combination with. If we are unable to locate a target business that satisfies this fair market value test, we may be forced to liquidate and investors will only be entitled to receive their pro rata portion of the funds in the trust account. If NASDAQ delists our securities from trading on its exchange after this offering, we would not be required to satisfy the fair market value requirement and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

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

Since the net proceeds of our IPO are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

We may issue a substantial number of additional shares of common stock or preferred stock, or a combination thereof, to obtain additional working capital or to complete a business combination. The issuance of additional shares of common stock or preferred stock will not reduce the per-share conversion amount in the trust account, but:

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

If the net proceeds of our IPO and initial capital amounts from our sponsor which are not being held in trust are insufficient to allow us to operate for at least 12 to 18 months from our IPO, we may be unable to complete a business combination.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or 15 or 18 months, as applicable) from the closing of our November 21, 2019 IPO and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 12 months (or 15 or 18 months, as applicable) from the closing of our IPO, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate their investment, investors may be forced to sell their public shares or warrants, potentially at a loss.

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

Since we are not limited to evaluating a target business in a particular industry sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

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

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure stockholders that any of our key personnel will remain with us for the immediate or foreseeable future, either due to health conditions or otherwise. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us. The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or as members of the board of directors or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure stockholders that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and lead to various regulatory issues which may adversely affect our operations.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, the U.S. Health and Human Services Secretary declared a public health emergency for the U.S. to aid the U.S. healthcare community in responding to COVID-19. This outbreak of COVID-19 has resulted in a widespread health crisis that has, and may continue to adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.  Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

Our sponsor is substantially owned by 2 of our executive officers and they direct and control its affairs. Our sponsor and officers and directors have waived their right to convert their sponsor shares or any other shares of our company, or to receive distributions from the trust account with respect to their sponsor shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares and any private warrants acquired prior to this offering will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and, in our stockholders’, best interest.

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

We cannot assure stockholders that our securities will continue to be listed on NASDAQ in the future prior to an initial business combination. Additionally, in connection with our initial business combination, NASDAQ will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure investors that we will be able to meet those initial listing requirements at that time. If NASDAQ delists our securities from trading on its exchange, we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock; a limited amount of news and analyst coverage for our company; and a decreased ability to issue additional securities or obtain additional financing in the future. The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our shares of common stock, rights and warrants will be listed on NASDAQ, our units, shares of common stock, rights and warrants will be covered securities. If we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, or dependent upon the development or market acceptance of a single or limited number of products, processes or services. This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

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

If, in connection with any stockholder meeting called to approve a business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

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

If we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in this offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Stockholders’ inability to redeem the Excess Shares will reduce their influence over our ability to complete our initial business combination and they could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, stockholders will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, stockholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their stock in open market transactions, potentially at a loss.

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

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NASDAQ. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. As previously reported, on January 5, 2021, we received a notice from the staff of the Listing Qualifications Department of Nasdaq stating that we were no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to our failure to hold an annual meeting within twelve months of the end of our fiscal year ended December 31, 2019. We were provided with 45 calendar days within which to submit a plan to regain compliance, which plan was submitted in a timely manner. If our plan is accepted by Nasdaq, we will be granted up to 180 calendar days from our fiscal year end, or until June 30, 2021, to regain compliance.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including restrictions on the nature of our investments; and restrictions on the issuance of securities. In addition, we may have imposed upon us certain burdensome requirements, including registration as an investment company; adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations. Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs, write-offs, restructuring, impairment or other charges that may have a significant negative effect on our financial condition, results of operations and our stock price, which may cause stockholders to lose some or all of their investment.

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

The requirement that we complete an initial business combination within 12 months (or 15 or 18 months, as applicable) from the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination.

Under our amended and restated certificate of incorporation, we have up to 18 months from the closing of our November 21, 2019 IPO to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

We may pursue a target a company with operations or opportunities outside of the United States for our initial business combination, and therefore may be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	complex corporate withholding taxes on individuals and other tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	corruption, regime changes, political upheaval; terrorist attacks and wars; and

●	deterioration of political relations with the United States.

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

If we acquire a non-U.S. target, all revenues and income may be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as promulgated by the International Accounting Standards Board (IASB), or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and may make sales overseas, which may experience corruption. Activities overseas may create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, or sales agents may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

Holders of Record

At December 31, 2020 and March 1, 2021, there were 5,750,000 of our units issued and outstanding by 1 holder of record. At December 31, 2020, there were 7,187,500 shares of our common stock issued and outstanding by 4 holders of record. At December 31, 2020, there were 5,750,000 rights issued and outstanding by 1 holder of record. At December 31, 2020, there were 7,850,000 warrants issued and outstanding by 2 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As of November 21, 2019, a total of $57,500,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders. Subsequently, we have twice elected to extend the period within which we must complete a business combination by three months and have deposited an aggregate of $1,150,000 into the trust account in connection with such extensions.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

On August 26, 2020, we entered into the AHA Merger Agreement, pursuant to which our merger subsidiary was to merge with and into AHA, with AHA surviving the merger as our wholly owned subsidiary. The aggregate consideration payable at the closing of this transaction to the stockholders of AHA was the issuance of 5,000,000 shares of the Company’s common stock. However, as discussed above, the AHA Merger Agreement was terminated on November 24, 2020. Pursuant to the AHA Merger Agreement, AHA provided us with the Transaction Deposit of $575,000 at execution which funds were utilized to fund the deposit required to extend the existence of GreenVision from November 21, 2020 to February 21, 2021. Effective upon termination of the AHA Merger agreement on November 24, 2020, we became entitled to receive a break-up fee of $3,750,000 less the Transaction Deposit. As of December 31, 2020, the $575,000 was reflected as a contribution to equity in our consolidated balance sheets. At present, it is not determinable if or when the break-up fee of $3,175,000 will be received.

On February 8, 2021, we entered into the Helbiz Merger Agreement, pursuant to which Merger Sub will merge with and into Helbiz, with Helbiz surviving the merger as our wholly owned subsidiary. The aggregate consideration payable at the closing of the Business Combination (the “Closing”) to the stockholders of Helbiz will be the issuance of such number of shares of our Common Stock as shall be determined by subtracting the “Closing Net Debt” of Helbiz (as defined in the Helbiz Merger Agreement) from the agreed valuation of $300,000,000, and dividing such difference by $10.00, which represents the agreed valuation of one share of the Company’s common stock. Of the shares to be delivered at Closing, the holders of Helbiz common stock will receive, in exchange for the Helbiz shares owned by such persons, shares of a class of our Common Stock to be established and designated as “Class A Common Stock”, except that Helbiz shares owned by Salvatore Palella, the Founder and Chief Executive Officer of Helbiz will instead be exchanged for a number of shares of a class of our Common Stock to be established and designated as “Class B Common Stock”. The number of shares of our Common Stock (whether Class A or Class B) that each Helbiz shareholder shall receive will be equal to the product obtained by multiplying the number of shares of common stock of Helbiz held by such stockholders by the Closing Consideration Conversion Ratio (as defined in the Merger Agreement). The Helbiz Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Merger Agreement.

Upon execution of the Helbiz Merger Agreement, Helbiz provided a transaction deposit in the sum of $750,000 to us, of which, $575,000 was utilized to provide all or a portion of the deposit required to extend the existence of GreenVision from February 21, 2021 to May 21 2021. On February 9, 2021, we elected to extend the date by which we are required to complete a business combination to May 21, 2021 and deposited $575,000 of the funds provided by Helbiz into our trust account.

Nasdaq Notification

On January 5, 2021, we received a notice from the staff of the Listing Qualifications Department of Nasdaq (the “Staff”) stating that we were no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended December 31, 2019. We were provided with 45 calendar days within which to submit a plan to regain compliance with the Rules, which plan was submitted in a timely manner. If our plan is accepted by Nasdaq, we will be granted up to 180 calendar days from our fiscal year end, or until June 30, 2021, to regain compliance. The notification has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Helbiz and activities in connection with the announced and subsequently terminated acquisition of AHA. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2020, we had net loss of $509,907, which consisted of operating costs of $849,432 and a provision for income taxes of $3,424, offset by interest income on marketable securities held in our Trust Account of $342,949.

For the period from September 11, 2019 (inception) through December 31, 2019, we had a net loss of $12,879, which consisted of operating costs of $107,938 and an unrealized loss on marketable securities held in our Trust Account of $1,651, offset by interest income on marketable securities held in our Trust Account of $93,286 and a benefit from income taxes of $3,424.

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

For the year ended December 31, 2020, cash used in operating activities was $605,668. Net loss of $509,907 was offset by interest earned on marketable securities held in the Trust Account of $342,949 and a deferred tax provision of $3,424. Changes in operating assets and liabilities provided $243,764 of cash from operating activities.

As of December 31, 2020, we had marketable securities held in the Trust Account of $58,390,918 (including $435,000 of interest income) consisting of shares in a money market fund that are invested in U.S. treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2020, we withdrew $118,666 of interest earned on the Trust Account for our franchise and income taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had $4,282 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Warrants, at a price of $1.00 per warrant at the option of the lender. As of December 31, 2020, we have received working capital loans in the aggregate principal amount of $20,000 from the Sponsor. Subsequently, we received an additional working capital loan from the Sponsor in January 2021 in the principal amount of $9,000. Such working capital loans are evidenced by promissory notes, are payable upon the consummation of the business combination are otherwise on the terms as described above.

We will need to raise additional capital through loans or additional investments from our sponsors, stockholders, officers, directors, or third parties. Our sponsors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through May 21, 2021, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

Net Income (Loss) Per Common Share

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable share’s proportionate interest.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers are as follows:

Name	Age	Position
Zhigeng (David) Fu	54	Chairman of the Board and Chief Executive Officer
Qi (Karl) Ye	48	Chief Financial Officer, Secretary, Treasurer and Director
He (Herbert) Yu	63	Director
Jonathan Intrater	62	Director
Lee Stern	69	Director

Zhigeng (David) Fu, age 54, is an Of Counsel to Global Law Office, Shanghai and a legal advisor to H&H Sports Protection USA Inc. Mr. Fu has more than 25 years legal experience in mergers and acquisitions, private equity investment, foreign direct investment, and restructuring of foreign-invested enterprises in China as well as outbound acquisitions and overseas securities offerings and listings by Chinese companies. He has extensive experience in advising foreign investors in connection with their acquisitions of equity interests and operating assets of Chinese companies, establishment of joint ventures and investment transactions in China, and representing Chinese clients in overseas share offering and listing, investment and acquisition transactions. Mr. Fu has a deep knowledge of the PRC regulatory regime as well as local business practices in China. Prior to joining Global Law Office, Mr. Fu worked at the New York, Toronto and Beijing offices of Shearman & Sterling LLP for nearly 15 years. Prior to joining Shearman & Sterling LLP, Mr. Fu worked at Shanghai Science & Technology Investment Corporation (now Shanghai Technology Venture Capital (Group) Co., Ltd.). During the first half of 2013, Mr. Fu worked as a member at the Strategy and Development Committee of China Securities Regulatory Commission (CSRC). Among other distinctions, Mr. Fu was awarded as a Leading M&A Lawyer in China by Chambers Asia Pacific, a Leading PRC Lawyer in Healthcare by Chambers Asia Pacific, a Leading Lawyer in China M&A by LEGALBAND and a Leading PRC Lawyer in Healthcare by LEGALBAND. Mr. Fu received an LL.M. from Columbia University, School of Law in 1998, and a Master of Law from Shanghai University of International Business and Economics, School of Law in 1993 and a B.A. from Anhui Institute of Education in 1990. Mr. Fu has advised clients on many cross-border mergers and acquisitions deals and has extensive experience in negotiating and consummating transactions. Mr. Fu’s qualifications to serve as Chairman, Chief Executive Officer and director include his expertise in mergers and acquisitions as well as his extensive experience in capital markets transactions and deal sourcing.

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

Lee Stern, age 69, was appointed to the Board of Directors effective November 27, 2020. Mr. Stern has served as Managing Director of Monroe Capital LLC since 2014, responsible for origination of both sponsor and non-sponsor transactions. Mr. Stern has an accomplished career with over 25 years of providing debt solutions to middle market companies and expertise across multiple industries. Prior to Monroe, Mr. Stern was a Managing Director at Levine Leichtman Capital Partners from 2012 to 2013, and was formerly a Director and founding member of Kohlberg Kravis Roberts & Co’s mezzanine debt business from 2009 to 2012. Prior to KKR, Mr. Stern was a Managing Director at Blackstone/GSO Capital Partners from 2005 to 2009, responsible for senior and mezzanine investments. Prior to Blackstone, he was a founding employee of a NASDAQ public company Technology Investment Capital Corp. from 2002 to 2005. From 1985 to 2002, Mr. Stern worked for Drexel Burnham Lambert, Kidder, Peabody & Co., Nomura Securities International, Inc., and Thomas Weisel Partners. Mr. Stern holds a B.A. degree from Middlebury College and an M.B.A. from the Wharton School of the University of Pennsylvania.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members, with each director serving a term of office expiring at our first annual meeting of stockholders. In accordance with The Nasdaq Stock Market (“Nasdaq”) corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following its listing on Nasdaq. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office.

Director Independence

Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that each of He Yu, Jonathan Intrater, and Lee Stern is an “independent director” under NASDAQ listing standards and applicable SEC rules.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We did not waive any provisions of the code of business ethics during the year ended December 31, 2020.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee, a compensation committee and a nominating committee. Each of these committees is composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below.

Audit Committee

Effective upon the completion of our IPO, we established an audit committee of the board of directors, which presently consists of He Yu, Jonathan Intrater and Lee Stern. Messrs. He Yu, Jonathan Intrater and Lee Stern are each an independent director under NASDAQ listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee

Effective upon completion of our IPO, we established a compensation committee of the board of directors, which presently consists of He Yu, Jonathan Intrater, and Lee Stern. Messrs. He Yu, Jonathan Intrater, and Lee Stern are each an independent director under NASDAQ’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Entity	Position at Affiliated Entity
Zhigeng (David) Fu	Global Law Office	Of Counsel
Qi (Karl) Ye	Mill River Investment Company East Rock Management Co.	Principal and founder
He (Herbert) Yu	Cancer Epidemiology Program, University of Hawaii	Director
Jonathan Intrater	Ladenburg, Thalmann & Co. Inc.	Managing Director
Lee Stern	Monroe Capital LLC	Managing Director

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during 2020, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements, with the exceptions noted below.

●	A late Form 3 report was filed for Lee Stern, a director of the Company, on January 13, 2021, to report his election to the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2020 by:

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares
Polar Asset Management Partners, Inc.(2)	715,000	9.95%
Hudson Bay Capital Management, LP(3)	400,000	5.57%
Mizhuo Financial Group, Inc. (4)	665,000	9.3%
Basso SPAC Fund LLC (5)	427,295	5.94%
Karpus Investment Management (6)	635,982	8.85%
Glazer Capital, LLC (7)	942,573	13.1%
Periscope Capital, Inc. (8)	376,300	5.2%
GreenVision Capital Holdings LLC(9)	1,377,500	19.16%
Zhigeng (David) Fu(9)	1,377,500	19.16%
Qi (Karl)Ye(9)	1,377,500	19.16%
He (Herbert) Yu	30,000	* %
Jonathan Intrater	30,000	* %
Lee Stern	0	0%
All directors and executive officers as a group (five individuals)	1,437,500	20%

*	less than 1%
(1)	Unless otherwise indicated, the business address of each of the individuals is the address of the Company, One Penn Plaza, 36th Floor, New York, New York.

(2)	Based on Schedule 13G/A filed by the reporting person. The address of the report person is 401 Bay Street, Suite 1900, PO Box 19 Toronto, Ontario M5H 2Y4, Canada
(3)	Based on Schedule 13G/A filed by Hudson Bay Capital Management LP and Mr. Sander Gerber. The address of the reporting persons is 777 Third Avenue, 30th Floor, New York, NY 10017. Hudson Bay Capital Management LP (the “Investment Manager”) serves as the investment manager to HB Strategies LLC, in whose name the securities reported herein are held. As such, the Investment Manager may be deemed to be the beneficial owner of all securities held by HB Strategies LLC. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities.
(4)	Based on Schedule 13G/A filed by the reporting person. The address of the reporting person is 1-5-5, Otemachi, Chiyoda-ku, Tokyo 100-8176 Japan.
(5)	Based on Schedule 13G/A filed by Basso SPAC Fund, LLC. The address of the reporting person is 1266 East Main Street, Fourth Floor, Stamford, CT 06902. Basso Management, LLC is the manager of Basso SPAC Fund, LLC. Basso Capital Management, L.P. serves as the investment manager of Basso SPAC Fund, LLC. Basso GP, LLC is the general partner of Basso Capital Management, L.P. Mr. Howard I. Fischer is the principal portfolio manager for Basso SPAC Fund, LLC, the Chief Executive Officer and a Founding Managing Partner of Capital Management, L.P., and a member of each of Basso Management, LLC and Basso GP, LLC. Accordingly, each of Basso Management, LLC, Basso Capital Management, L.P., Basso GP, LLC and Mr. Fischer may be deemed to indirectly beneficially own the shares reported herein.
(6)	Based on Schedule 13G/A filed by the reporting person. The address of the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.
(7)	Based on Schedule 13G/A filed by the reporting person. The address of the business office of the reporting persons is 250 West 55th Street, Suite 30A, New York, New York 10019. Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), with respect to the shares of Common Stock held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”). Mr. Paul J. Glazer, serves as the Managing Member of Glazer Capital, with respect to the shares of Common Stock held by the Glazer Funds.
(8)	Based on Schedule 13G/A filed by the reporting person. The address of the business office of the reporting persons is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2. The reporting person, which is the beneficial owner of 297,200 shares of Common Stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”) that collectively directly own 79,100 shares of Common Stock. The reporting person expressly declares that this filing shall not be construed as an admission that it is, for the purposes of Sections 13(d) or 13(g) of the Act, the beneficial owner of the securities owned by the Periscope Funds.
(9)	Mr. Fu and Mr. Ye are the owners of substantially all of the voting interests of GreenVision Capital Holdings LLC and have the power to direct its affairs, including the voting and sale of all securities of the Company owned by GreenVision Capital Holdings LLC. Mr. Fu and Mr. Ye are the managers of such entity.

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

In order to meet our working capital needs following the consummation of our IPO, our founders, officers and directors or their affiliates or designees may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note. The working capital notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into additional private warrants at a price of $1.00 per warrant. These warrants would be identical to the private warrants held by the sponsor, including an exercise price of $11.50 per share. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. As of December 31, 2020, we have received working capital loans in the aggregate principal amount of $20,000 from the Sponsor. Subsequently, we received an additional working capital loan from the Sponsor in January 2021 in the principal amount of $9,000. Such working capital loans are evidenced by promissory notes, are payable upon the consummation of the business combination are otherwise on the terms as described above.

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

Other than the repayment of the non-interest-bearing working capital loans described above, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our founders, members of our management team or their respective affiliates, for services rendered prior to, or in order to effectuate the consummation of, our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual consolidated financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and for the period from September 11, 2019 (inception) through December 31, 2019 totaled $78,280 and $65,760, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and for the period from September 11, 2019 (inception) through December 31, 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2020 and for the period from September 11, 2019 (inception) through December 31, 2019.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020 and for the period from September 11, 2019 (inception) through December 31, 2019.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Exhibits designated with an asterisk (*) are filed with this Annual Report on Form 10-K.

Exhibit No.	Description
1.1	Underwriting Agreement dated as of November 18, 2019 between the Registrant and I-Bankers Securities Inc. Incorporated by reference as Exhibit 1.1 to the Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
3.1	Certificate of Incorporation. Incorporated by reference as Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
3.2	Amended and Restated Certificate of Incorporation., Incorporated by reference as Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21,2019.
3.3.	Form of Bylaws. Incorporated by reference as Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
4.1	Specimen Unit Certificate. Incorporated by reference as Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
4.2	Specimen Common Stock Share Certificate. Incorporated by reference as Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21,2019.
4.3	Specimen Warrant Certificate. Incorporated by reference as Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
4.4	Specimen Right Certificate. Incorporated by reference as Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
4.5	Warrant Agreement dated as of November 18, 2019 between Continental Stock Transfer & Trust Company and the Registrant. Incorporated by reference as Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on November 21,_2019.
4.6	Rights Agreement dated as of November 18, 2019 between Continental Stock Transfer & Trust Company and the Registrant. Incorporated by reference as Exhibit 4.2 the Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
4.7	Representative’s Share Purchase Warrant between the Registrant and I-Bankers Securities Inc. Incorporated by reference as Exhibit 4.3 the Form 8-K filed with the Securities and Exchange Commission on November 21,_2019.
4.8*	Description of Registrants Securities
10.1	Letter Agreement dated as of November 18, 2019 from each of the Registrant’s sponsor, officers and directors. Incorporated by reference as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
10.2	Investment Management Trust Agreement dated November 18, 2019 between Continental Stock Transfer & Trust Company and the Registrant. Incorporated by reference as Exhibit 10.2 the Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
10.3	Registration Rights Agreement dated as of November 21, 2019, among the Registrant and the initial stockholders. Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
10.4	Form of Sponsor Stock and Warrant Subscription Agreement dated as of November 18, 2019 between the Registrant and initial stockholders, for sponsor shares. Incorporated by reference as Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
10.5	Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Sponsor dated as of November 18, 2019 Incorporated by reference as Exhibit 10.3 the Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
10.6	Promissory Note in the principal amount of $411,000 held by GreenVision Capital Holdings LLC. Incorporated by reference as Exhibit 10.8 to Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 31, 2019.

10.7	Form of Business Combination Marketing Agreement dated as of November 21, 2019 between the Registrant and I-Bankers Securities, Inc., incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
10.8	Merger Agreement and Plan of Reorganization by and among Helbiz, Inc., Salvatore Palella, as Representative of the Shareholders of the Company, GreenVision Acquisition Corp. and GreenVision Merger Sub, Inc., dated February 8, 2021. Incorporated by reference as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on February 8, 2021.
10.9*	Form of promissory note issued to GreenVision Capital Holdings, LLC to evidence working capital loans.
10.10	Form of Subscription Agreement. Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2021.
10.11	Form of PIPE Warrant. Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2021.
14	Form of Code of Ethics. Incorporated by reference as Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter Incorporated by reference to Exhibit 99.1 the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2010.
99.2	Form of Compensation Committee Charter. Incorporated by reference as Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
99.3	Form of Nominating Committee Charter. Incorporated by reference as Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVISION ACQUISITION CORPORATION

By:	/s/ Zhigeng Fu
Zhigeng Fu
Chief Executive Officer
(Principal Executive Officer)

Dated: March 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Zhigeng Fu	Chairman of the Board and Chief Executive Officer	March 15, 2021
Zhigeng Fu

/s/ Qi Ye	Director and Chief Financial Officer (Principal Financial	March 15, 2021
Qi Ye	and Accounting Officer)

/s/ He Yu	Director	March 15, 2021
He (Herbert) Yu

/s/ Jonathan Intrater	Director	March 15, 2021
Jonathan Intrater

/s/ Lee Stern	Director	March 15, 2021
Lee Stern

GREENVISION ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

GreenVision Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GreenVision Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from September 11, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from September 11, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019

Fort Lauderdale, FL

March 15, 2021

GREENVISION ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current assets
Cash	$4,282	$471,284
Prepaid expenses and other current assets	18,429	34,405
Total Current Assets	22,711	505,689

Deferred tax asset	—	3,424
Marketable securities held in Trust Account	58,390,918	57,591,635
TOTAL ASSETS	$58,413,629	$58,100,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$313,347	$85,559
Income taxes payable	—	—
Advances from third party	20,000	—
Total Current Liabilities	333,347	85,559

Commitments

Common stock subject to possible redemption, 5,240,587 and 5,298,734 shares at redemption value as December 31, 2020 and 2019, respectively	53,080,278	53,015,180

Stockholders’ Equity
Preferred stock, $0.00001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized; 1,946,913 and 1,888,766 shares issued and outstanding (excluding 5,240,587 and 5,298,734 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	19	19
Additional paid-in capital	5,522,771	5,012,869
Retained earnings (accumulated deficit)	(522,786)	(12,879)
Total Stockholders’ Equity	5,000,004	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,413,629	$58,100,748

The accompanying notes are an integral part of the consolidated financial statements.

GREENVISION ACQUISITION CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,	For the Period from September 11, 2019 (Inception) Through December 31,
	2020	2019

Operating and formation costs	$849,432	$107,938
Loss from operations	(849,432)	(107,938)

Other income:
Interest earned on marketable securities held in Trust Account	342,949	93,286
Unrealized loss on marketable securities held in Trust Account	—	(1,651)
Other income, net	342,949	91,635

Income (loss) before benefit from (provision for) income taxes	(506,483)	(16,303)
(Provision for) benefit from income taxes	(3,424)	3,424
Net income (loss)	$(509,907)	$(12,879)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	5,282,446	5,302,703

Basic and diluted net income per share, Common stock subject to possible redemption	$0.02	$0.01

Weighted average shares outstanding, basic and diluted	1,905,054	1,478,756

Basic and diluted net income (loss) per common share	$(0.33)	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements.

GREENVISION ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – September 11, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	1,437,500	14	24,986	—	25,000

Sale of 5,750,000 Units, net of underwriting discounts and offering expenses	5,750,000	58	55,902,910	—	55,902,968

Proceeds from sale of warrant to underwriter	—	—	100	—	100

Sale of 2,100,000 Placement Warrants	—	—	2,100,000	—	2,100,000

Common stock subject to possible redemption	(5,298,734)	(53)	(53,015,127)	—	(53,015,180)

Net loss	—	—	—	(12,879)	(12,879)

Balance – December 31, 2019	1,888,766	19	5,012,869	(12,879)	5,000,009

Change in value of common stock subject to possible redemption	58,147	—	(65,098)	—	(65,098)

Extension fee contribution	—	—	575,000	—	575,000

Net income	—	—	—	(509,907)	(509,907)

Balance – December 31, 2020	1,946,913	$19	$5,522,771	$(522,786)	$5,000,004

The accompanying notes are an integral part of the consolidated financial statements.

GREENVISION ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from September 11, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(509,907)	$(12,879)
Adjustments to reconcile net (income) loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(342,949)	(93,286)
Unrealized loss on marketable securities held in Trust Account	—	1,651
Deferred tax provision	3,424	(3,424)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	15,976	(34,405)
Accounts payable and accrued expenses	227,788	85,559
Income taxes payable	—	—
Net cash used in operating activities	(605,668)	(56,784)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(575,000)	(57,500,000)
Interest withdrawn for taxes	118,666	—
Net cash used in investing activities	(456,334)	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	56,350,000
Proceeds from sale of Private Warrants	—	2,100,000
Proceeds from sale of warrant to underwriter	—	100
Advances from third party	20,000	—
Proceeds from promissory note – related party	—	411,000
Repayment of promissory note – related party	—	(411,000)
Payment of offering costs	—	(447,032)
Extension fee contribution	575,000	—
Net cash provided by financing activities	595,000	58,028,068

Net Change in Cash	(467,002)	471,284
Cash – Beginning of period	471,284	—
Cash – End of period	$4,282	$471,284

Supplementary cash flow information:
Cash paid for income taxes	$8,150	$—

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$53,027,030
Change in value of common stock subject to possible redemption	$65,098	$(11,850)

The accompanying notes are an integral part of the consolidated financial statements.

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has one wholly owned subsidiary, GreenVision Merger Sub Inc., incorporated in Delaware on July 29, 2020 (“Merger Sub”).

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and the proposed acquisition of Helbiz, Inc., a Delaware corporation (“Helbiz”) (see Note 10) and activities in connection with the previously proposed business combination with Accountable Healthcare America, Inc., a Delaware corporation (“AHA”), which was terminated on November 24, 2020 (see Note 6).

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

Transaction costs amounted to $1,597,032, consisting of $1,150,000 of underwriting fees and $447,032 of other offering costs. As of the date of completion of our Initial Public Offering, $526,950 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes, as of the Initial Public Offering date. As of December 31, 2020, cash of $4,282 was held outside of the trust account and was available for working capital purposes.

Following the closing of the Initial Public Offering on November 21, 2019, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering was placed in a trust account (the “Trust Account”) to be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company initially had until November 21, 2020 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by November 21, 2020, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $575,000 or $0.10 per Public Share, up to an aggregate of $1,150,000 or $0.20 per Public Share, on or prior to the date of the applicable deadline, for each three month extension (see Note 6).

On November 13, 2020, the Company and the Sponsor extended the period of time for which the Company is required to consummate a Business Combination from November 21, 2020 to February 21, 2021 and, accordingly, funded a sum of $575,000 into the Company’s Trust Account in accordance with its Amended Certificate of Incorporation.

On February 9, 2021, upon execution of the Merger Agreement, Helbiz provided a transaction deposit in the sum of $750,000 to the Company, of which, $575,000 may be utilized to provide all or a portion of the deposit required to extend the existence of the Company from February 21, 2021 to May 21, 2021. On February 9, 2021, for the purpose of consummating the Business Combination, the Company elected to extend the date by which the Company is required to complete a Business Combination to May 21, 2021 and deposited $575,000 of the funds provided by Helbiz into the Company’s Trust Account (see Note 10).

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

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nasdaq Notification

On January 5, 2021, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq (the “Staff”) stating that the Company was no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2019. The Company was provided 45 calendar days to submit a plan to regain compliance with the Rules and if accepted, the Company will be granted up to 180 calendar days from its fiscal year end, or until June 30, 2021, to regain compliance. The plan was due to NASDAQ no later than February 19, 2021. The notification has no immediate effect on the listing of the Company’s common stock on the Nasdaq Global Market.

The Company submitted a plan to Nasdaq within the 45 day period and intends to set a date for an annual meeting of shareholders to regain compliance with Nasdaq Listing Rule 5620(a). The Company is a special purpose acquisition company and was organized for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. In the event a special meeting of shareholders to approve any business combination is held sooner than an annual meeting of shareholders, shareholders shall also elect a Board of Directors and transact such other business as may properly be brought before such special shareholder meeting.

Liquidity and Going Concern

As of December 31, 2020, the Company had $4,282 in its operating bank accounts, $58,390,918 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $159,682, which excludes $150,954 of franchise taxes payable and $10,965 of income taxes payable. As of December 31, 2020, approximately $435,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through May 21, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

 Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019 respectively.

Marketable Securities Held in Trust Account

At December 31, 2020, the assets held in the Trust Account were substantially held in money market funds, which are invested in U.S. Treasury Securities. At December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 13,887,500 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable share’s proportionate interest.

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31,	For the Period from September 11, 2019 (Inception) Through December 31,
	2020	2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$312,564	$85,963
Unrealized gain on marketable securities held in Trust Account	—	(1,521)
Less: Company’s portion available to pay taxes	(185,446)	(56,599)
Net Income allocable to shares subject to redemption	$127,118	$27,843
Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	5,282,446	5,302,703
Basic and diluted net income per share	$0.02	$0.01

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(509,907)	$(12,879)
Less: Net income allocable to common stock subject to possible redemption	(127,118)	(27,843)
Non-Redeemable Net Loss	$(637,025)	$(40,722)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	1,905,054	1,478,756
Basic and diluted net loss per share	$(0.33)	$(0.03)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into private warrants of $1.00 per private warrant. These additional warrants would be identical to the Private Warrants. As of December 31, 2020, we have received working capital loans in the aggregate principal amount of $20,000 from the Sponsor. Subsequently, we received an additional working capital loan from the Sponsor in January 2021 in the principal amount of $9,000. Such working capital loans are evidenced by promissory notes, are payable upon the consummation of the business combination are otherwise on the terms as described above.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or other insiders or their respective affiliate or designees must deposit into the Trust Account $575,000 or $0.10 per Public Share, up to an aggregate of $1,150,000 or $0.20 per Public Share, on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert such amounts into additional Private Warrants. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the Sponsor will contain a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

On November 13, 2020, the Company and the Sponsor determined to extend the period of time for which the Company is required to consummate a Business Combination from November 21, 2020 to February 21, 2021 and, accordingly, funded a sum of $575,000 into the Company’s Trust Account in accordance with its Amended and Restated Certificate of Incorporation. See also Note 10 regarding the further extension of the time to May 21, 2021 within which the Company must consummate a Business Combination. As of December 31, 2020, the $575,000 was reflected as a contribution to equity in our consolidated balance sheets.

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

Merger Agreement

On August 26, 2020, the Company entered into a Merger Agreement and Plan of Reorganization (the “AHA Merger Agreement”) with Merger Sub, AHA and Michael Bowen, in his capacity as the representative of the AHA shareholders. The material terms of such agreement are described herein; however, on November 24, 2020, the Company sent a notice to terminate the AHA Merger Agreement effective immediately.

Pursuant to the transactions contemplated by the terms of the AHA Merger Agreement and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub had agreed to merge with and into AHA, with AHA surviving the merger in accordance with the Delaware General Corporation Law (the “DGCL”) and as a wholly owned subsidiary of the Company (the “Merger”) (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “AHA Business Combination”).

The aggregate consideration payable at the closing of the Business Combination (the “AHA Closing”) to the stockholders of AHA would have been the issuance of 5,000,000 shares of the Company’s common stock. As a result of the Business Combination, subject to reduction for the purchase price holdback and indemnification claims, as described below, an aggregate of 5,000,000 shares of the Company’s common stock would have been issued (inclusive of shares reserved for issuance pursuant to currently outstanding options or warrants of AHA being exchange for new options and warrants of the Company) in respect of shares of AHA capital stock that were issued and outstanding as of immediately prior to the effective time of the Merger and options and warrants to purchase shares of AHA common stock, in each case, that were issued and outstanding immediately prior to the effective time of the Merger. The shares of the Company’s common stock that would have been issued at the AHA Closing were valued at $10.00 per share.

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of the amount of the Company’s shares that would have been issuable at closing, an aggregate of 1,000,000 shares of the Company’s common stock (the “Holdback Shares”) were only payable to the stockholders of AHA twelve months following the AHA Closing if the following conditions were satisfied: (i) if the trading price of the Company’s common stock equals or exceeds $12.50 on any 20 trading days in any 30-day trading period prior to the first anniversary of the AHA Closing or (ii) AHA (and its subsidiaries) achieves $17,500,000 or more of EBITDA for the fiscal year ending December 31, 2020. If neither of the conditions to release of the Holdback Shares were satisfied within the above-mentioned timeframe, the Holdback Shares would have been forfeited.

As a condition to the AHA Merger Agreement, AHA provided the sum of $575,000 at execution (the “Transaction Deposit”) to the Company which was utilized to fund the deposit required to extend the existence of the Company from November 21, 2020 to February 21, 2021. Effective upon termination of the AHA Merger agreement on November 24, 2020, the Company is entitled to receive a break-up fee of $3,750,000 which is to be reduced by the Transaction Deposit. As of December 31, 2020, it is not determinable if or when the remaining break-up fee of $3,175,000 will be received.

The AHA Merger Agreement contained customary representations, warranties and covenants by the parties thereto and the closing of the transactions contemplated by the AHA Merger Agreement was subject to certain conditions as further described in the AHA Merger Agreement.

On November 24, 2020, the Company sent a notice to AHA, effective as of such date, to terminate the AHA Merger Agreement. Pursuant to the termination notice, the Company expressly reserves all its rights and remedies under the AHA Merger Agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued and outstanding.

Common Stock — The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.00001 per share. Holders of the common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 1,946,913 and 1,888,766 shares of common stock issued and outstanding, excluding 5,240,587 and 5,298,734 shares of common stock subject to possible redemption, respectively.

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

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforward	$106,361	$3,077
Unrealized loss on marketable securities	—	347
Total deferred tax assets	106,361	3,424
Valuation Allowance	(106,361)	—
Deferred tax assets, net allowance	$—	$3,424

The income tax provision consists of the following:

	December 31,	December 31,
	2020	2019
Federal
Current	$—	$—
Deferred	(102,936)	(3,424)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	106,361	—

Income tax provision	$3,424	$(3,424)

As of December 31, 2020 and 2019, the Company had $504,483 and $14,652 of U.S. federal operating loss carryovers available to offset future taxable income. The NOLs have an unlimited carry-forward period.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2020, the valuation allowance was $106,361.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019

Statutory federal income tax rate	21.0%	21.0%
True-up	(0.7)%	—
Valuation allowance	(21.4)%	0.0%
Income tax provision	(0.7)%	21.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. The CARES act will not effect the numbers reflected in these financial statements.

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$58,390,918	$57,591,635

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 19, 2021, the Company entered into an unsecured promissory note agreement with GreenVision Capital Holdings, LLC for the principal amount of $9,000 for the purpose of alleviating the Company’s inability to pay D&O insurance premiums. The principal balance of the note shall be payable on the date which the Company consummates a business or prior to February 21, 2021 (which can be extended to May 21, 2021). The principal balance shall be repaid in either cash or 9,000 warrants at 1 warrant per dollar. GreenVision Capital Holdings, LLC dictates which form of repayment they shall receive.

On February 8, 2021, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Merger Sub, Helbiz and Salvatore Palella, in his capacity as the representative of the Helbiz shareholders. Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Helbiz (the “Merger”), with Helbiz surviving the merger in accordance with the Delaware General Corporation Law as a wholly- owned subsidiary of the Company (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”).

The aggregate consideration payable at the closing of the Business Combination (the “Closing”) to the stockholders of Helbiz will be the issuance of such number of shares of the Company Common Stock, par value $0.00001 per share (the “Common Stock”) as shall be determined by subtracting the “Closing Net Debt” of Helbiz (as defined in the Merger Agreement) from the agreed valuation of $300,000,000, and dividing such difference by $10.00, which represents the agreed valuation of one share of the Company’s common stock. The total number of shares of the Company Common Stock to be issued at Closing, following the determination of the final Closing Net Debt, shall be subject to reduction for Indemnification Escrow Shares (as defined in the Merger Agreement) for indemnification claims, as described below. Of the Company shares to be delivered at Closing, the holders of Helbiz common stock will receive, in exchange for the Helbiz shares owned by such persons, shares of a class of Common Stock of the Company to be established and designated as “Class A Common Stock”, except that if any such Helbiz shares are owned by Salvatore Palella (the “Founder”), such shares will instead be exchanged for a number of shares of a class of Common Stock of the Company to be established and designated as “Class B Common Stock”. The number of shares of the Company Common Stock (whether Class A or Class B) that each Helbiz shareholder shall receive will be equal to the product obtained by multiplying the number of shares of common stock of Helbiz held by such stockholders by the Closing Consideration Conversion Ratio (as defined in the Merger Agreement).

The shares of the Company Class B Common Stock will have the same economic terms as the shares of the Company Class A Common Stock in all material respects, but the shares of Class A Common Stock will be entitled to one (1) vote per share, and the shares of the Company Class B Common Stock will be entitled to such number of votes per share, so that the total number of the Company Class B Common Stock issued to Founder represent, in the aggregate, no more than 60% of all voting securities of the Company on a fully-diluted basis for a period of up to 24 months from the Closing. Except for certain permitted transfers, any shares of the Company Class B Common Stock that are transferred by the Founder will automatically convert into shares of the Company Class A Common Stock. In addition, the outstanding shares of the Company Class B Common Stock will automatically convert into shares of the Company Class A Common Stock (i) at the option of such holder to convert such shares of Class B Common Stock into Class A Common Stock or (ii) upon the earlier of the death of Founder, the consent of a majority of the holders of Class B Common Stock, or a date that is 2 years from the Closing of the Business Combination.

Prior to the effective time of the Merger, all outstanding warrants and vested options of Helbiz shall be exercised or cancelled by the holders thereof, and the shares of Helbiz common stock then issued shall be exchanged for the Company Class A Common Stock. Outstanding options of Helbiz which are not vested shall be cancelled and terminated. Further, outstanding shares of Helbiz preferred stock shall also be converted into Helbiz common stock, which shares shall thereafter be exchanged for the Company Class A Common Stock. Outstanding notes issued by Helbiz shall, at or prior to Closing, similarly be converted into Helbiz common stock and exchanged for the Company Class A Common Stock or repaid and cancelled.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Merger Agreement.

Upon execution of the Merger Agreement, Helbiz provided a transaction deposit in the sum of $750,000 to the Company, of which, $575,000 was utilized to fund the deposit required to extend the existence of the Company from February 21, 2021 to May 21, 2021. On February 9, 2021, for the purpose of consummating the Business Combination, the Company elected to extend the date by which the Company is required to complete a business combination to May 21, 2021 and deposited $575,000 of the funds provided by Helbiz into the Company’s Trust Account.