Form 10-K/A
period 2020-12-31
GreenVision Acquisition Corp.
filed 2021-05-21
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

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

EXPLANATORY NOTE

GreenVision Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (“Amendment No. 1” or this “Amendment”), to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 16, 2021, or the Original Filing, to restate our financial statements as of and for the year ended December 31, 2020. We are also restating the consolidated financial statements as of December 31, 2019 and for the period September 11, 2019 (inception) through December 31, 2019; as of November 21, 2019; and as of and for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020, in the accompanying financial statements included in this Annual Report (collectively, the “Original Financial Statements”).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants (the “Public Warrants”) and private placement warrants (the “Private Warrants” and together with the Public Warrants, the “Warrants”) issued in connection with the Company’s initial public offering as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Private Warrants are precluded from equity classification. As a result, the Private Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on May 11, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, the audit committee of the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Private Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The Company has not amended its previously filed Current Report on Form 8-K filed on November 27, 2019 or the previously filed period reports for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, the Company included on the cover page of this Amendment the additional auditor attestation which was inadvertently omitted from the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, and 32) to this Amendment under Item 15 of Part IV hereof.

On March 16, 2021, we received a letter from The Nasdaq Listing Qualifications Staff of the Nasdaq Stock Market stating that the Staff of Nasdaq granted the Company an extension of time until June 29, 2021 to regain compliance with Listing Rule 5620(a). On April 8, 2021, the Company entered into Amendment No. 1 (the “Merger Agreement Amendment”) to that certain Merger Agreement and Plan of Reorganization entered into on February 8, 2021 (the “Merger Agreement”) with Helbiz, Inc., a Delaware corporation (“Helbiz”) and the other parties to the Merger Agreement in order to make certain changes as described in greater detail in a Current Report on Form 8-K filed April 9, 2021. Furthermore, on May 12, 2021, the Company’s shareholders approved an amendment to its amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date by which the Company must complete its initial business combination from May 21, 2021 to August 19, 2021, unless subsequently extended for up to an additional maximum of six months in accordance with the terms of such Charter Amendment. The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on May 12, 2021. The impacts of these events are also reflected in this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the errors identified in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement errors on our financial statements).

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

Items Amended In This Amendment

This Amendment No. 1 to the Annual Report on Form 10-K/A is intended to serve as a comprehensive amendment to amend and restate our financial statements and related footnote disclosures as of December 31, 2020. Except as described above in this Explanatory Note, no attempt has been made in Amendment No. 1 to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. Accordingly, the following items of the Original Filing are amended and restated in this Amendment:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

In amending and restating Item 1A – Risk Factors in this Amendment, the Company has also included a “Summary of Risk Factors” and reorganized the presentation of the risk factors included herein, consistent with Item 105 of Regulation S-K. Other than with respect to the status of our listing on the Nasdaq Stock Market, the Charter Amendment and the Merger Agreement Amendment, this Amendment does not reflect adjustments for events occurring after March 16, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

The Company is also filing a Consent of Independent Registered Public Accounting Firm as Exhibit 23.1 and currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 32.2 and 32 to this Amendment.

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

ITEM 1A. RISK FACTORS

In addition to the other risks and uncertainties described in this Amendment No. 1 to Annual Report on Form 10-K/A, the following material risk factors should be carefully considered. Any of these factors could result in a significant or material adverse effect on our business, operating results, liquidity and financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Summary of Risk Factors

●	Our Private Warrants are accounted for as liabilities and the changes in the value of our Private Warrants could have a material impact on our financial results.

●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	We are a newly formed company with no operating history and no revenues.

●	If we are unable to consummate a business combination, our public stockholders may be forced to wait until August 2021 or longer before receiving distributions from the trust account.

●	Shareholders will not be entitled to protections normally afforded to investors of blank check companies.

●	We may issue additional shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

●	Investors will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate their investment, investors may be forced to sell their public shares or warrants, potentially at a loss.

●	Our directors may decide not to enforce our sponsors indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

●	Since we are not limited to evaluating a target business in a particular industry sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and other events, and the status of debt and equity markets.

●	Our sponsor, officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

●	If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

●	Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

●	In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

●	In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their conversion rights.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if a stockholder or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, stockholders will lose the ability to redeem all such shares in excess of 15% of our common stock.

●	Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

●	Our officers and directors and their affiliates will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

●	If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs, write-offs, restructuring, impairment or other charges that may have a significant negative effect on our financial condition, results of operations and our stock price, which may cause stockholders to lose some or all of their investment.

●	The requirement that we complete an initial business combination within a limited time period from the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination.

●	We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore stockholders may be relying solely on the judgment of our board of directors in approving a proposed business combination.

●	Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

●	If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

●	We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding warrants.

●	We may amend the terms of the rights in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding rights.

●	NASDAQ may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

●	Our outstanding warrants may have an adverse effect on the market price of our shares of common stock and make it more difficult to effect a business combination.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	We may be subject to cybersecurity risks following consummation of a business combination.

●	We may pursue a target company with operations or opportunities outside of the United States for our initial business combination. Accordingly, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

Risks Relating to the Restatement

Our Private Warrants are accounted for as liabilities and the changes in value of our Private Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement advises, among other things, that certain adjustments generally present in SPAC warrants preclude such warrants from being accounted for as equity. As a result of the SEC Statement, we reevaluated the accounting treatment of the Private Warrants and determined to classify the Private Warrants as liabilities measured at fair value, with changes in fair value recognized in the statement of operations in the period of change.

As a result, included on our consolidated balance sheet as of December 31, 2020 is a derivative liability related to embedded features contained within our Private Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on May 11, 2021, the Company’s management and the Audit Committee concluded that the Company’s financial statements which were included in the Original 10-K should no longer be relied upon due to errors in such consolidated financial statements relating to the Company’s classification the Private Warrants as equity rather than as liabilities. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A, “Controls and Procedures” of this Amendment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our securities, subject us to regulatory investigations and penalties or stockholder litigation, and have a material adverse impact on our financial condition.

We have restated our consolidated financial statements for the year as of and ended December 31, 2020, which may affect investor confidence, our stock price, our ability to raise capital in the future, our results of operations and financial condition, our ability to complete the proposed business combination with Helbiz, Inc., and which may result in stockholder litigation.

This Amendment includes restated consolidated financial statements as of and for the fiscal year ended December 31, 2020. Such restatement may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, and may negatively impact the trading price of our securities, could have a material adverse effect on our business, results of operations and financial condition, may make it more difficult for us to raise capital on acceptable terms, if at all, and may adversely impact our ability to complete our proposed business combination with Helbiz. The restatement and related material weaknesses in our internal control over financial reporting may also result in stockholder litigation.

Risks Relating to our Business and Searching for and Consummating a Business Combination

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

If we are unable to consummate a business combination, our public stockholders may be forced to wait until August 2021 or longer before receiving distributions from the trust account.

Initially, we had 12 months (or 15, or 18 months, as applicable) from the closing of the IPO (completed on November 21, 2019) to complete a business combination. On May 12, 2021, our shareholders approved an amendment to our amended and restated certificate of incorporation (the “Charter Amendment”) to extend the date by which we must consummate our initial business combination to August 19, 2021, subject to the ability of the board of directors to extend such time period for up to two periods of three months in accordance with the terms of our amended and restated certificate of incorporation. We filed the Charter Amended with the Secretary of State of the State of Delaware on May 12, 2021 to implement this extension. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate their investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

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

If the net proceeds of our IPO and initial capital amounts from our sponsor which are not being held in trust are insufficient to allow us to operate until at least August 2021, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until August 2021 assuming that a business combination is not consummated prior to that date. However, we cannot assure stockholders that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our founders, officers or directors or their affiliates to operate or may be forced to liquidate. Our founders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each working capital loan would be evidenced by a promissory note. The working capital notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, an amount not to exceed $1,500,000, may be converted into private warrants at a price of $1.00 per private warrant with an exercise price of $11.50 per share.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within a defined time period from the closing of our November 21, 2019 IPO and (iii) the redemption of our public shares if we are unable to complete an initial business combination prior to August 19, 2021 (subject to the ability of our board of directors to further extend for up to six months), subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate their investment, investors may be forced to sell their public shares or warrants, potentially at a loss.

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

The requirement that we complete an initial business combination within a limited time period from the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination.

Under our amended and restated certificate of incorporation, we had up to 18 months from the closing of our November 21, 2019 IPO to complete an initial business combination. Although we now have until August 19, 2021 to complete our initial business combination (unless further extended for up to six months by our board of directors), any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

Risks Relating to our Securities

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

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated Certificate of Incorporation, as amended by the Charter Amendment, provides that we will continue in existence only until August 19, 2021, subject to the ability of the board of directors to extend such time period for up to two periods of three months in accordance with the terms of our amended and restated certificate of incorporation. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure stockholders that we will properly assess all claims that may be potentially brought against us. Accordingly, we cannot assure stockholders that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

General Risks

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

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Amendment No. 1 to Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

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

Restatement and Revision of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Private Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Private Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

Recent Developments

Extensions

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

On May 12, 2021, following its annual meeting of shareholders, the Company filed with the Secretary of State of the State of Delaware an amendment (the “Extension Amendment”) to its amended and restated certificate of incorporation to extend the date by which it has to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses from May 21, 2021 to August 19, 2021 or such later date as provided for in the Extension Amendment. At the annual meeting held on May 12, 2021, the Company’s shareholders approved the Extension Amendment. In connection with the vote to approve the Extension Amendment, the holders of 3,838,447 shares of the Company’s common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.21 per share, for an aggregate redemption amount of $39,207,114. As a result, an amount of $19,525,208 remains in the trust account as of the date such funds were distributed.

Amendment to Helbiz Merger Agreement

On April 8, 2021, we entered into Amendment No. 1 (the “Merger Agreement Amendment”) to the Helbiz Merger Agreement. Pursuant to the Merger Agreement Amendment, the Helbiz Merger Agreement was revised to: (i) make technical amendments to the definitions of certain terms to clarify the treatment of the securities of Helbiz in connection with the transactions contemplated by the Helbiz Merger Agreement; (ii) modify the definition of the term “Closing Net Debt” to provide that the cash and cash equivalents of Helbiz as of the closing date shall be offset against its indebtedness for the purposes of determining this amount; (iii) amend relevant provision in order to clarify the methodology to be used to determine the Closing Consideration Conversion Ratio; (iv) implement changes to clarify or modify the treatment of Helbiz’s securities, including outstanding common stock purchase options, upon closing of the Business Combination; (v) increase the number of shares to be reserved under the 2021 Omnibus Incentive Plan to 17%; and (vi) amend and restate Section 8.7 of the Merger Agreement concerning the obligation of Helbiz to extinguish indebtedness prior to the closing; (vii) amend Section 9.1(g) to revise the identity of GreenVision’s designee to the board of Helbiz upon closing; and (viii) make certain other technical and administrative amendments to the Helbiz Merger Agreement.

Nasdaq Notification

On January 5, 2021, we received a notice from the staff of the Listing Qualifications Department of Nasdaq (the “Staff”) stating that we were no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended December 31, 2019. We were provided with 45 calendar days within which to submit a plan to regain compliance with the Rules, which plan was submitted in a timely manner. The plan was timely submitted and on March 16, 2021 the Company received a letter from the Staff of the Nasdaq Stock Market (“Nasdaq”) stating that the Staff of Nasdaq granted the Company an extension to June 29, 2021 to regain compliance with Listing Rule 5620(a).The notification has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Private Warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2020, we had net loss of $508,370, which consisted of operating costs of $849,432 and a provision for income taxes of $3,424 offset by a change in the fair value of the warrant liability of $1,537 and interest income on marketable securities held in our Trust Account of $342,949.

For the three months ended September 30, 2020, we had a net loss of $191,482, which consisted of operating costs of $147,578, a change in the fair value of the warrant liability of $38,836, and a provision for income tax of $6,526, offset by interest income on marketable securities held in our Trust Account of $1,458.

For the nine months ended September 30, 2020, we had net income of $178,611, which consisted of operating costs of $502,377 and a provision for income tax of $3,424, offset by interest income on marketable securities held in our Trust Account of $341,487 and a change in the fair value of the warrant liability of $342,925.

For the three months ended June 30, 2020, we had a net loss of $192,972, which consisted of operating costs of $197,910 and a change in the fair value of the warrant liability of $48,014, offset by interest income on marketable securities held in our Trust Account of $14,418 and an income tax benefit of $38,534.

For the six months ended June 30, 2020, we had net income of $370,093, which consisted of operating costs of $354,799, offset by interest income on marketable securities held in our Trust Account of $340,029, a change in the fair value of the warrant liability of $381,761, and an income tax benefit of $3,102.

For the three months ended March 31, 2020, we had net income of $563,065, which consisted of interest income on marketable securities held in our Trust Account of $325,611 and a change in the fair value of the warrant liability of $429,775, offset by operating costs of $156,889 and a provision for income taxes of $35,432.

For the period from September 11, 2019 (inception) through December 31, 2019, we had a net loss of $627,154, which consisted of operating costs of $107,938, an unrealized loss on marketable securities held in our Trust Account of $1,651 and compensation expense of $854,700, offset by change in the fair value of the warrant liability of $240,425 interest income on marketable securities held in our Trust Account of $93,286 and a benefit from income taxes of $3,424.

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

For the year ended December 31, 2020, cash used in operating activities was $605,668. Net loss of $508,370 was offset by interest earned on marketable securities held in the Trust Account of $342,949, a deferred tax provision of $3,424 and a non-cash charge for the change in the fair value of warrant liability of $1,537. Changes in operating assets and liabilities provided $243,764 of cash from operating activities.

For the nine months ended September 30, 2020, cash used in operating activities was $471,774. Net income of $178,611 was impacted by interest earned on marketable securities held in the Trust Account of $341,487, a change in the fair value of the warrant liability of $342,925, and a deferred tax benefit of $3,424. Changes in operating assets and liabilities provided $30,603 of cash from operating activities.

For the six months ended June 30, 2020, cash used in operating activities was $361,093. Net income of $370,093 was impacted by interest earned on marketable securities held in the Trust Account of $340,029, a change in the fair value of the warrant liability of $381,761, and a deferred tax benefit of $3,102. Changes in operating assets and liabilities used $6,294 of cash from operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $177,495. Net income $563,065 was impacted by interest earned on marketable securities held in the Trust Account of $325,611, a change in the fair value of the warrant liability of $429,775, and a deferred tax expense of $3,424. Changes in operating assets and liabilities provided $11,402 of cash from operating activities.

For the period from September 11, 2019 (inception) through December 31, 2019, cash used in operating activities was $56,784. Net loss of $627,154 was offset by interest earned on marketable securities held in the Trust Account of $93,286, benefit from tax provision of $3,424, and non-cash charge for compensation expense of $854,700 and for the change in the fair value of warrant liability of $240,425. Changes in operating assets and liabilities provided $51,154 of cash from operating activities.

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

We will need to raise additional capital through loans or additional investments from our sponsors, stockholders, officers, directors, or third parties. Our sponsors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through August 19, 2021, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Private Warrants as liabilities at their fair value and adjust the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants for periods where no observable traded price was available are valued using the Black-Scholes option-pricing model.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On March 16, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020. Based upon their evaluation at that earlier time, our chief executive officer and chief financial officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, in connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its consolidated financial statements to reclassify the Company’s Private Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”).

On March 16, 2021, we filed the original Annual Report on Form 10-K for the year ended December 31, 2020. At that time, our Certifying Officers had performed an evaluation and concluded that our internal control over financial reporting was effective as of December 31, 2020. Subsequent to performing that evaluation, the Certifying Officers, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness in our internal control over financial reporting, described below, related to mistakes in our accounting for warrants issued in connection with our private placement. Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Annual Report on Amended Form 10-K/A are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

 In connection with the restatement of our consolidated financial statements included in this Amendment No. 1 to Annual Report on Form 10-K/A, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the Private Warrants we issued in connection with our Initial Public Offering. In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements included in this Amendment No. 1 to Annual Report, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Private Warrants we issued in connection with the Initial Public Offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of and for the years ended December 31, 2020 and 2019 and for the period from September 11, 2019 (inception) through December 31, 2019.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Amendment No. 1 to Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 11, 2021, we revised our prior position on accounting for the Private Warrants and concluded that our previously issued consolidated financial statements as of and for the years (period) ended December 31, 2020 and 2019; as of November 21, 2019; and as of and for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the consolidated financial statements do not impact the amounts previously reported for our cash and cash equivalents, investment in trust account or total assets.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for the Private Warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to our Consolidated Financial Statements. As stated above, in light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements (Restated):

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

Exhibits designated with an asterisk (*) are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

Exhibit No.	Description
1.1	Underwriting Agreement dated as of November 18, 2019 between the Registrant and I-Bankers Securities Inc. Incorporated by reference as Exhibit 1.1 to the Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
3.1	Certificate of Incorporation. Incorporated by reference as Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
3.2	Amended and Restated Certificate of Incorporation., Incorporated by reference as Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
3.3.	Form of Bylaws. Incorporated by reference as Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
4.1	Specimen Unit Certificate. Incorporated by reference as Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
4.2	Specimen Common Stock Share Certificate. Incorporated by reference as Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
4.3	Specimen Warrant Certificate. Incorporated by reference as Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
4.4	Specimen Right Certificate. Incorporated by reference as Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
4.5	Warrant Agreement dated as of November 18, 2019 between Continental Stock Transfer & Trust Company and the Registrant. Incorporated by reference as Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on November 21,_2019.

Exhibit No.	Description
4.6	Rights Agreement dated as of November 18, 2019 between Continental Stock Transfer & Trust Company and the Registrant. Incorporated by reference as Exhibit 4.2 the Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
4.7	Representative’s Share Purchase Warrant between the Registrant and I-Bankers Securities Inc. Incorporated by reference as Exhibit 4.3 the Form 8-K filed with the Securities and Exchange Commission on November 21,_2019.
4.8	Description of Registrants Securities. Incorporated by reference as Exhibit 4.8 to the Original Filing.
10.1	Letter Agreement dated as of November 18, 2019 from each of the Registrant’s sponsor, officers and directors. Incorporated by reference as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
10.2	Investment Management Trust Agreement dated November 18, 2019 between Continental Stock Transfer & Trust Company and the Registrant. Incorporated by reference as Exhibit 10.2 the Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
10.3	Registration Rights Agreement dated as of November 21, 2019, among the Registrant and the initial stockholders. Incorporated by reference as Exhibit 10.4 to Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
10.4	Form of Sponsor Stock and Warrant Subscription Agreement dated as of November 18, 2019 between the Registrant and initial stockholders, for sponsor shares. Incorporated by reference as Exhibit 10.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
10.5	Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Sponsor dated as of November 18, 2019 Incorporated by reference as Exhibit 10.3 the Form 8-K filed with the Securities and Exchange Commission on November 21, 2019.
10.6	Promissory Note in the principal amount of $411,000 held by GreenVision Capital Holdings LLC. Incorporated by reference as Exhibit 10.8 to Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 31, 2019.
10.7	Form of Business Combination Marketing Agreement dated as of November 21, 2019 between the Registrant and I-Bankers Securities, Inc., incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
10.8	Merger Agreement and Plan of Reorganization by and among Helbiz, Inc., Salvatore Palella, as Representative of the Shareholders of the Company, GreenVision Acquisition Corp. and GreenVision Merger Sub, Inc., dated February 8, 2021. Incorporated by reference as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on February 8, 2021.
10.9	Form of promissory note issued to GreenVision Capital Holdings, LLC to evidence working capital loans. Incorporated by reference as Exhibit 10.9 to the Original Filing.
10.10	Form of Subscription Agreement. Incorporated by reference as Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2021.
10.11	Form of PIPE Warrant. Incorporated by reference as Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2021.
14	Form of Code of Ethics. Incorporated by reference as Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter Incorporated by reference to Exhibit 99.1 the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2010.
99.2	Form of Compensation Committee Charter. Incorporated by reference as Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
99.3	Form of Nominating Committee Charter. Incorporated by reference as Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 21, 2019.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENVISION ACQUISITION CORP.

By:	/s/ Zhigeng Fu
Zhigeng Fu
Chief Executive Officer
(Principal Executive Officer)

Dated: May 21, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Zhigeng Fu	Chairman of the Board and Chief Executive Officer	May 21, 2021
Zhigeng Fu

/s/ Qi Ye	Director and Chief Financial Officer	May 21, 2021
Qi Ye	(Principal Financial and Accounting Officer)

/s/ He Yu	Director	May 21, 2021
He (Herbert) Yu

/s/ Jonathan Intrater	Director	May 21, 2021
Jonathan Intrater

/s/ Lee Stern	Director	May 21, 2021
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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and 2019, and for the year ended December 31, 2020 and for the period from September 11, 2019 (inception) through December 31, 2019 have been restated.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019

Fort Lauderdale, FL

March 15, 2021, except for the effects of the restatement discussed in Note 2 and the subsequent events discussed in Note 12, as to which the date is May 21, 2021

GREENVISION ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS (As Restated)

	December 31,
	2020	2019

ASSETS
Current assets
Cash	$4,282	$471,284
Prepaid expenses and other current assets	18,429	34,405
Total Current Assets	22,711	505,689

Deferred tax asset	—	3,424
Marketable securities held in Trust Account	58,390,918	57,591,635
TOTAL ASSETS	$58,413,629	$58,100,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$313,347	$85,559
Income taxes payable	—	—
Advances from third party	20,000	—
Total Current Liabilities	333,347	85,559

Warrant liability	3,077,863	3,079,400
TOTAL LIABILITIES	3,411,210	3,164,959

Commitments

Common stock subject to possible redemption, 4,936,711 and 4,990,956 shares at redemption value as December 31, 2020 and 2019, respectively	50,002,415	49,935,780

Stockholders’ Equity
Preferred stock, $0.00001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized; 2,250,789 and 2,196,544 shares issued and outstanding (excluding 4,936,711 and 4,990,956 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	22	22
Additional paid-in capital	6,135,506	5,627,141
Accumulated deficit	(1,135,524)	(627,154)
Total Stockholders’ Equity	5,000,004	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,413,629	$58,100,748

The accompanying notes are an integral part of the consolidated financial statements.

GREENVISION ACQUISITION CORP.

CONSOLIDATED STATEMENT OF OPERATIONS (As Restated)

	Year Ended December 31,	For the Period from September 11, 2019 (Inception) Through December 31,
	2020	2019

Operating and formation costs	$849,432	$107,938
Loss from operations	(849,432)	(107,938)

Other income (expense):
Interest earned on marketable securities held in Trust Account	342,949	93,286
Transaction costs attributable to the Initial Public Offering		(854,700)
Unrealized loss on marketable securities held in Trust Account	—	(1,651)
Change in fair value of warrant liability	1,537	240,425
Other income (expense), net	344,486	(522,640)

Loss before benefit from (provision for) income taxes	(504,946)	(630,578)
(Provision for) benefit from income taxes	(3,424)	3,424
Net loss	$(508,370)	$(627,154)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	5,004,325	4,990,956

Basic and diluted net income per share, Common stock subject to possible redemption	$0.02	$0.01

Weighted average shares outstanding, basic and diluted	2,183,175	1,598,389

Basic and diluted net loss per common share	$(0.29)	$(0.41)

The accompanying notes are an integral part of the consolidated financial statements.

GREENVISION ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (As Restated)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – September 11, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	1,437,500	14	24,986	—	25,000

Sale of 5,750,000 Units, net of underwriting discounts and offering expenses	5,750,000	58	55,537,785	—	55,537,843

Proceeds from sale of warrant to underwriter	—	—	100	—	100

Common stock subject to possible redemption	(4,990,956)	(50)	(49,935,730)	—	(49,935,780)

Net loss	—	—	—	(627,154)	(627,154)

Balance – December 31, 2019	2,196,544	22	5,627,141	(627,154)	5,000,009

Change in value of common stock subject to possible redemption	54,245	—	(66,635)	—	(66,635)

Extension fee contribution	—	—	575,000	—	575,000

Net loss	—	—	—	(508,370)	(508,370)

Balance – December 31, 2020	2,250,789	$22	$6,135,506	$(1,135,524)	$5,000,004

The accompanying notes are an integral part of the consolidated financial statements.

GREENVISION ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated)

	Year Ended December 31,	For the Period from September 11, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(508,370)	$(627,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(342,949)	(93,286)
Change in fair value of warrant liability	(1,537)	(240,425)
Transaction costs attributable to the Initial Public Offering	-	854,700
Unrealized loss on marketable securities held in Trust Account	—	1,651
Deferred tax provision	3,424	(3,424)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	15,976	(34,405)
Accounts payable and accrued expenses	227,788	85,559
Income taxes payable	—	—
Net cash used in operating activities	(605,668)	(56,784)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(575,000)	(57,500,000)
Interest withdrawn for taxes	118,666	—
Net cash used in investing activities	(456,334)	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	56,350,000
Proceeds from sale of Private Warrants	—	2,100,000
Proceeds from sale of warrant to underwriter	—	100
Advances from third party	20,000	—
Proceeds from promissory note – related party	—	411,000
Repayment of promissory note – related party	—	(411,000)
Payment of offering costs	—	(447,032)
Extension fee contribution	575,000	—
Net cash provided by financing activities	595,000	58,028,068

Net Change in Cash	(467,002)	471,284
Cash – Beginning of period	471,284	—
Cash – End of period	$4,282	$471,284

Supplementary cash flow information:
Cash paid for income taxes	$8,150	$—

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$49,707,205
Change in value of common stock subject to possible redemption	$66,635	$228,575

The accompanying notes are an integral part of the consolidated financial statements.

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (RESTATED)

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

The Company has one wholly owned subsidiary, GreenVision Merger Sub Inc., incorporated in Delaware on July 29, 2020 (“Merger Sub”).

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and the proposed acquisition of Helbiz, Inc., a Delaware corporation (“Helbiz”) (see Note 12) and activities in connection with the previously proposed business combination with Accountable Healthcare America, Inc., a Delaware corporation (“AHA”), which was terminated on November 24, 2020 (see Note 7).

The registration statement for the Company’s Initial Public Offering was declared effective on November 18, 2019. On November 21, 2019, the Company consummated the Initial Public Offering of 5,750,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of the over-allotment option to purchase an additional 750,000 Units, at $10.00 per Unit, generating gross proceeds of $57,500,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,100,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to GreenVision Capital Holding LLC (the “Sponsor”), generating gross proceeds of $2,100,000, which is described in Note 5.

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

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that hold Founder Shares (as defined in Note 6) (the “Initial Stockholders”) have agreed (a) to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

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

The Company initially had until November 21, 2020 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by November 21, 2020, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $575,000 or $0.10 per Public Share, up to an aggregate of $1,150,000 or $0.20 per Public Share, on or prior to the date of the applicable deadline, for each three month extension (see Note 7).

On November 13, 2020, the Company and the Sponsor extended the period of time for which the Company is required to consummate a Business Combination from November 21, 2020 to February 21, 2021 and, accordingly, funded a sum of $575,000 into the Company’s Trust Account in accordance with its Amended Certificate of Incorporation.

On February 9, 2021, upon execution of the Merger Agreement, Helbiz provided a transaction deposit in the sum of $750,000 to the Company, of which, $575,000 may be utilized to provide all or a portion of the deposit required to extend the existence of the Company from February 21, 2021 to May 21, 2021. On February 9, 2021, for the purpose of consummating the Business Combination, the Company elected to extend the date by which the Company is required to complete a Business Combination to May 21, 2021 and deposited $575,000 of the funds provided by Helbiz into the Company’s Trust Account (see Note 12).

On May 12, 2021, following its annual meeting of shareholders, the Company filed with the Secretary of State of the State of Delaware an amendment (the “Extension Amendment”) to its amended and restated certificate of incorporation to extend the date by which it has to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses from May 21, 2021 to August 19, 2021 or such later date as provided for in the Extension Amendment. In connection with the vote to approve the Extension Amendment, the holders of 3,838,447 shares of the Company’s common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.21 per share, for an aggregate redemption amount of $39,207,114. As a result, an amount of $19,525,208 remains in the trust account as of the date such funds was distributed.

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nasdaq Notification

On January 5, 2021, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq (the “Staff”) stating that the Company was no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2019. The Company was provided 45 calendar days to submit a plan to regain compliance with the Rules and if accepted, the Company will be granted up to 180 calendar days from its fiscal year end, or until June 30, 2021, to regain compliance. The plan was due to the Nasdaq Stock Market (“Nasdaq”) no later than February 19, 2021. The notification has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. On March 16, 2021, the Company received a letter from the Nasdaq Staff stating that the Nasdaq Staff, having reviewed the Company’s submission of materials setting forth the Company’s plan of compliance has determined to grant the Company an extension to regain compliance with Listing Rule 5620(a) until June 29, 2021.

The Company submitted a plan to Nasdaq within the 45 day period and held its annual meeting of shareholders on May 12, 2021. The Company is a special purpose acquisition company and was organized for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. In the event a special meeting of shareholders to approve any business combination is held sooner than an annual meeting of shareholders, shareholders shall also elect a Board of Directors and transact such other business as may properly be brought before such special shareholder meeting.

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

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its private placement warrants to purchase common stock that the Company issued in November 2019 (the “Private Warrants”), the Company’s previously issued financial statements for the Affected Period (as defined below) should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Period included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Public Statement”). In the Public Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet and, based on our application of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 815-40, Derivatives and Hedging, Contracts in Entity's Own Equity ("ASC 815-40"), our statement of operations did not include subsequent non-cash changes in estimated fair value of the Private Warrants. The views expressed in the Public Statement were not consistent with our historical interpretation of specific provisions within our warrant agreement, dated as of November 21, 2019 ("warrant agreement"), and our application of ASC 815-40 to the warrant agreement. Since issuance on November 21, 2019, the Company’s Private Warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation with the Company’s audit committee, management concluded that the Private Warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements as of December 31, 2020 and 2019, and for the year ended December 31, 2020 and period from September 11, 2019 (inception) through December 31, 2019 (collectlivey, the “Affected Period”) should be restated because of a reclassification of our outstanding Private Warrants and, solely as a result of this material weakness, should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of November 21, 2019 (audited)
Total Liabilities	$31,613	$3,319,825	$3,351,438
Common Stock Subject to Possible Redemption	53,027,030	(3,319,825)	49,707,205
Common Stock	19	3	22
Additional Paid-in Capital	5,001,019	854,697	5,855,716
Accumulated Deficit	(1,031)	(854,700)	(855,731)
Total Stockholders’ Equity	5,000,007	-	5,000,007

Number of common stock subject to redemption	5,302,703	(331,982)	4,970,721

Balance sheet as of December 31, 2019 (audited)
Total Liabilities	$85,559	$3,079,400	$3,164,959
Common Stock Subject to Possible Redemption	53,015,180	(3,079,400)	49,935,780
Common Stock	19	3	22
Additional Paid-in Capital	5,012,869	614,272	5,627,141
Accumulated Deficit	(12,879)	(614,275)	(627,154)
Total Stockholders’ Equity	5,000,009	-	5,000,009

Number of common stock subject to redemption	5,298,734	(307,778)	4,990,956

Balance sheet as of March 31, 2020 (unaudited)
Total Liabilities	$136,331	$2,649,625	$2,785,956
Common Stock Subject to Possible Redemption	53,148,476	(2,649,625)	50,498,851
Common Stock	19	3	22
Additional Paid-in Capital	4,879,573	184,497	5,064,070
Retained Earnings (Accumulated Deficit)	120,411	(184,500)	(64,089)
Total Stockholders’ Equity	5,000,003	-	5,000,003

Number of common stock subject to redemption	5,289,658	(263,707)	5,025,951

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of June 30, 2020 (unaudited)
Total Liabilities	$96,527	$2,697,639	$2,794,166
Common Stock Subject to Possible Redemption	53,003,513	(2,697,639)	50,305,874
Common Stock	19	3	22
Additional Paid-in Capital	5,024,536	232,511	5,257,047
Accumulated Deficit	(24,547)	(232,514)	(257,061)
Total Stockholders’ Equity	5,000,008	-	5,000,008

Number of common stock subject to redemption	5,276,115	(268,530)	5,007,585

Balance sheet as of September 30, 2020 (unaudited)
Total Liabilities	$689,985	$2,736,475	$3,426,460
Common Stock Subject to Possible Redemption	52,850,869	(2,736,475)	50,114,394
Common Stock	19	3	22
Additional Paid-in Capital	5,177,180	271,347	5,448,527
Accumulated Deficit	(177,193)	(271,350)	(448,543)
Total Stockholders’ Equity	5,000,006	-	5,000,006

Number of common stock subject to redemption	5,265,531	(272,635)	4,992,896

Balance sheet as of December 31, 2020 (audited)
Total Liabilities	$333,347	$3,077,863	$3,411,210
Common Stock Subject to Possible Redemption	53,080,278	(3,077,863)	50,002,415
Common Stock	19	3	22
Additional Paid-in Capital	5,522,771	612,735	6,135,506
Accumulated Deficit	(522,786)	(612,738)	(1,135,524)
Total Stockholders’ Equity	5,000,004	-	5,000,004

Number of common stock subject to redemption	5,240,587	(303,876)	4,936,711

Period from September 11, 2019 (inception) to December 31, 2019 (audited)
Net loss	$(12,879)	$(614,275)	$(627,154)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,302,703	(311,747)	4,990,956
Basic and diluted net income per share, common stock subject to possible redemption	0.01	-	0.01
Weighted average shares outstanding, basic and diluted	1,478,756	119,633	1,598,389
Basic and diluted net loss per common share	(0.03)	(0.38)	(0.41)

Three months ended March 31, 2020 (unaudited)
Net income	$133,290	$429,775	$563,065
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,291,469	(272,502)	5,018,967
Basic and diluted net income per share, common stock subject to possible redemption	0.04	-	0.04
Weighted average shares outstanding, basic and diluted	1,896,031	272,502	2,168,533
Basic and diluted net loss per common share	(0.05)	0.21	0.16

Three months ended June 30, 2020 (unaudited)
Net loss	$(144,958)	$(48,014)	$(192,972)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,289,658	(263,707)	5,025,951
Basic and diluted net income per share, common stock subject to possible redemption	0.00	-	0.00
Weighted average shares outstanding, basic and diluted	1,897,842	263,707	2,161,549
Basic and diluted net loss per common share	(0.08)	(0.01)	(0.09)

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As
	Previously		As
	Reported	Adjustments	Restated
Six months ended June 30, 2020 (unaudited)
Net income (loss)	$(11,668)	$381,761	$370,093
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,294,196	(285,742)	5,008,454
Basic and diluted net income per share, common stock subject to possible redemption	0.04	-	0.04
Weighted average shares outstanding, basic and diluted	1,893,304	285,743	2,179,047
Basic and diluted net loss per common share	(0.12)	0.19	0.07

Three months ended September 30, 2020 (unaudited)
Net loss	$(152,646)	$(38,836)	$(191,482)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,276,115	(268,530)	5,007,585
Basic and diluted net income per share, common stock subject to possible redemption	0.00	-	0.00
Weighted average shares outstanding, basic and diluted	1,911,385	268,530	2,179,915
Basic and diluted net loss per common share	(0.08)	(0.01)	(0.09)

Nine months ended September 30, 2020 (unaudited)
Net income (loss)	$(164,314)	$342,925	$178,611
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,288,125	(279,963)	5,008,162
Basic and diluted net income per share, common stock subject to possible redemption	0.03	-	0.03
Weighted average shares outstanding, basic and diluted	1,899,375	279,963	2,179,338
Basic and diluted net loss per common share	(0.18)	0.18	0.00

Year ended December 31, 2020 (audited)
Net loss	$(509,907)	$1,537	$(508,370)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,282,446	(278,121)	5,004,325
Basic and diluted net income per share, common stock subject to possible redemption	0.02	0.01	0.03
Weighted average shares outstanding, basic and diluted	1,905,054	278,121	2,183,175
Basic and diluted net loss per common share	(0.33)	0.04	(0.29)

Cash flows for the period from September 11, 2019 (inception) to December 31, 2019 (audited)
Net loss	$(12,879)	$(614,275)	$(627,154)
Change in fair value of Warrant Liabilities	-	(240,425)	(240,425)
Compensation expense on Private Placement Warrants	-	854,700	854,700
Initial classification of Common Stock subject of possible redemption	53,027,030	(3,319,825)	49,707,205

Cash flows for the three months ended March 31, 2020 (unaudited)
Net income	$133,290	$429,775	$563,065
Change in fair value of Warrant Liabilities	-	(429,775)	(429,775)

Cash flows for the six months ended June 30, 2020 (unaudited)
Net income (loss)	$(11,668)	$381,761	$370,093
Change in fair value of Warrant Liabilities	-	(381,761)	(381,761)

Cash flows for nine months ended September 30, 2020 (unaudited)
Net income (loss)	$(164,314)	$342,925	$178,611
Change in fair value of Warrant Liabilities	-	(342,925)	(342,925)

Cash flows for the year ended December 31, 2020 (audited)
Net loss	$(509,907)	$1,537	$(508,370)
Change in fair value of Warrant Liabilities	-	(1,537)	(1,537)

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant Liability (Restated)

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjust the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants for periods where no observable traded price was available are valued using the Black-Scholes option-pricing model.

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

Net Income (Loss) per Common Share (Restated)

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

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31,	For the Period from September 11, 2019 (Inception) Through December 31,
	2020	2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$294,456	$85,963
Unrealized gain on marketable securities held in Trust Account	—	(1,521)
Less: Company’s portion available to pay taxes	(174,703)	(56,599)
Net Income allocable to shares subject to redemption	$119,753	$27,843
Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	5,004,325	4,990,956
Basic and diluted net income per share	$0.02	$0.01

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(508,370)	$(627,154)
Less: Net income allocable to common stock subject to possible redemption	(119,753)	(27,843)
Non-Redeemable Net Loss	$(628,123)	$(654,997)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	2,183,175	1,598,389
Basic and diluted net loss per share	$(0.29)	$(0.41)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,750,000 Units, which includes the full exercise by the underwriter of its option to purchase an additional 750,000 Units at $10.00 per Unit. Each Unit consists of (i) one share of common stock, (ii) one redeemable warrant (“Public Warrant”) and (ii) one right to receive one-tenth of one share of common stock (“Public Right”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 2,100,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $2,100,000. Each Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 9). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. RELATED PARTY TRANSACTIONS

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

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 13, 2020, the Company and the Sponsor determined to extend the period of time for which the Company is required to consummate a Business Combination from November 21, 2020 to February 21, 2021 and, accordingly, funded a sum of $575,000 into the Company’s Trust Account in accordance with its Amended and Restated Certificate of Incorporation. See also Note 12 regarding the further extension of the time to May 21, 2021 within which the Company must consummate a Business Combination. As of December 31, 2020, the $575,000 was reflected as a contribution to equity in our consolidated balance sheets.

NOTE 7 — COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued and outstanding.

Common Stock — The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.00001 per share. Holders of the common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 2,250,789 and 2,196,544 shares of common stock issued and outstanding, excluding 4,936,711 and 4,990,956 shares of common stock subject to possible redemption, respectively.

NOTE 9. WARRANTS

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

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 10. INCOME TAX (RESTATED)

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019

Statutory federal income tax rate	21.0%	21.0%
True-up	(0.7)%	—%
Transaction costs attributable to the Initial Public Offering	—%	(28.5)%
Change in fair value of warrant liabilities	(0.1)%	8.0%
Valuation allowance	(21.1)%	0.0%
Income tax provision	(0.7)%	21.0%

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11. FAIR VALUE MEASUREMENTS (RESTATED)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$58,390,918	$57,591,635

Liabilities:
Warrant Liability – Private Placement Warrants	3	$2,757,300	$2,780,400
Warrant Liability – Underwriter Warrants	3	320,563	299,000

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

The key inputs into the Black Scholes Model for the Private Placement and Underwriter Warrants were as follows at initial measurement:

Input	November 21, 2019 (Initial Measurement)
Risk-free interest rate	1.65%
Dividend yield	0.00%
Expected volatility	19.0%
Exercise price, Private Placement	$11.50
Exercise price, Underwriter	$12.00
Market Stock Price	$9.80

On November 21, 2019, the Private Placement and Underwriter Warrants were determined to be $1.41 and $1.27, respectively, per warrant for an aggregate value of approximately $3.0 million and $0.37 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Underwriter Warrants	Warrant Liabilities
Fair value as of September 11, 2019 (inception)	$—	$—	$—
Initial measurement on November 21, 2019 (including over-allotment)	2,954,700	365,125	3,319,825
Change in valuation inputs or other assumptions	(174,300)	(66,125)	(240,425)
Fair value as of December 31, 2019	2,780,400	299,000	3,079,400
Change in valuation inputs or other assumptions	(23,100)	21,563	(1,537)
Fair value as of December 31, 2020	$2,757,300	$320,563	$3,077,863

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. SUBSEQUENT EVENTS (RESTATED)

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, and except as described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

GREENVISION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 23, 2021, the Company issued a note payable (the “Loan Note”) to Helbiz, Inc., pursuant to which, Helbiz made a loan to the Company in the amount of $300,000. The Company may use the proceeds of this loan for working capital purposes. The Loan Note does not bear interest and is payable on the earlier of (i) the date on which the Company consummates the previously announced business combination with Helbiz as contemplated by that certain Merger Agreement and Plan of Reorganization dated February 8, 2021 among the Company, Helbiz and the other parties thereto (the “Merger Agreement”) or (ii) the date on which such Merger Agreement is terminated in accordance with the terms thereof. The Loan Note further provides, however, that any payment due upon the closing of the business combination contemplated by the Merger Agreement will be made by reducing Closing Net Debt (as defined in the Merger Agreement) by the amount due under the Loan Note. The Loan Note is subject to customary events of default, including failure by the Company to pay the principal amount due pursuant to the Loan Note within five business days of the maturity date and certain bankruptcy events of the Company.

On April 8, 2021, the Company entered into Amendment No. 1 (the “Merger Agreement Amendment”) to the Helbiz Merger Agreement. Pursuant to the Merger Agreement Amendment, the Helbiz Merger Agreement was revised to: (i) make technical amendments to the definitions of certain terms to clarify the treatment of the securities of Helbiz in connection with the transactions contemplated by the Helbiz Merger Agreement; (ii) modify the definition of the term “Closing Net Debt” to provide that the cash and cash equivalents of Helbiz as of the closing date shall be offset against its indebtedness for the purposes of determining this amount; (iii) amend relevant provision in order to clarify the methodology to be used to determine the Closing Consideration Conversion Ratio; (iv) implement changes to clarify or modify the treatment of Helbiz’s securities, including outstanding common stock purchase options, upon closing of the Business Combination; (v) increase the number of shares to be reserved under the 2021 Omnibus Incentive Plan to 17%; and (vi) amend and restate Section 8.7 of the Merger Agreement concerning the obligation of Helbiz to extinguish indebtedness prior to the closing; (vii) amend Section 9.1(g) to revise the identity of GreenVision’s designee to the board of Helbiz upon closing; and (viii) make certain other technical and administrative amendments to the Helbiz Merger Agreement.

On May 12, 2021, following its annual meeting of shareholders, the Company filed with the Secretary of State of the State of Delaware an amendment (the “Extension Amendment”) to its amended and restated certificate of incorporation to extend the date by which it has to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses from May 21, 2021 to August 19, 2021 or such later date as provided for in the Extension Amendment. In connection with the vote to approve the Extension Amendment, the holders of 3,838,447 shares of the Company’s common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.21 per share, for an aggregate redemption amount of $39,207,114. As a result, an amount of $19,525,208 remains in the trust account as of the date such funds were distributed.