Form 10-Q
period 2021-03-31
GreenVision Acquisition Corp.
filed 2021-05-25
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

(212) 786-7429

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, one redeemable warrant, and one right	GRNVU	The Nasdaq Stock Market LLC
Common Stock, $0.00001 par value	GRNV	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one share of Common Stock	GRNVW	The Nasdaq Stock Market LLC
Rights, each to receive one-tenth (1/10) of one share of Common Stock	GRNVR	The Nasdaq Stock Market LLC

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

As of May 18, 2021, 3,349,053 shares of common stock, par value $0.00001 per share, were issued and outstanding.

GREENVISION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GREENVISION ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$169,151	$4,282
Prepaid expenses and other current assets	69,788	18,429
Total Current Assets	238,939	22,711

Marketable securities held in Trust Account	58,967,365	58,390,918
TOTAL ASSETS	$59,206,304	$58,413,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$314,931	$313,347
Advance from third party	503,935	20,000
Total Current Liabilities	818,866	333,347

Warrant Liability	3,297,438	3,077,863
Total Liabilities	4,116,304	3,411,210

Commitments

Common stock subject to possible redemption, 4,901,056 and 4,936,711 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	50,089,995	50,002,415

Stockholders’ Equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized; 2,286,444 and 2,250,789 shares issued and outstanding (excluding 4,901,056 and 4,936,711 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	23	22
Additional paid-in capital	6,622,925	6,135,506
Accumulated deficit	(1,622,943)	(1,135,524)
Total Stockholders’ Equity	5,000,005	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,206,304	$58,413,629

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENVISION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

Operating and formation costs	$269,292	$156,889
Loss from operations	(269,292)	(156,889)

Other income (loss):
Interest earned on marketable securities held in Trust Account	1,448	325,611
Change in fair value of warrant liability	(219,575)	429,775
Other income (loss), net	(218,127)	755,386

Income (loss) before provision for income taxes	(487,419)	598,497
Provision for income taxes	--	(35,432)
Net income (loss)	$(487,419)	$563,065

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	4,936,711	5,018,967

Basic and diluted net income per share, Common stock subject to possible redemption	$0.00	$0.04

Weighted average shares outstanding, basic and diluted	2,250,789	2,186,533

Basic and diluted net income (loss) per common share	$(0.22)	$0.16

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENVISION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

FOR THE THREE MONTHS ENDED MARCH 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	2,250,789	$22	$6,135,506	$(1,135,524)	$5,000,004

Change in value of common stock subject to possible redemption	35,655	1	(87,581)	—	(87,580)

Extension fee contribution	—	—	575,000	—	575,000

Net loss	—	—	—	(487,419)	(487,419)

Balance – March 31, 2021	2,286,444	$23	$6,622,925	$(1,622,943)	$5,000,005

FOR THE THREE MONTHS ENDED MARCH 31, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	2,196,544	$22	$5,627,141	$(627,154)	$5,000,009

Change in value of common stock subject to possible redemption	(34,995)	—	(563,071)	—	(563,071)

Net income	—	—	—	563,065	563,065

Balance – March 31, 2020	2,161,549	$22	$5,064,070	$(64,089)	$5,000,003

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENVISION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$(487,419)	$563,065
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,448)	(325,611)
Change in fair value of warrants	219,575	(429,775)
Deferred tax provision	—	3,424
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(51,359)	(39,370)
Income tax payable	—	32,008
Accounts payable and accrued expenses	1,585	18,764
Net cash used in operating activities	(319,066)	(177,495)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(575,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	—	61,420
Net cash provided by investing activities	(575,000)	61,420

Cash Flows from Financing Activities:
Advances from third party	483,935	—
Extension fee contribution	575,000	—
Net cash provided by financing activities	1,058,935	—

Net Change in Cash	164,869	(116,075)
Cash – Beginning	4,282	471,284
Cash – Ending	$169,151	$355,209

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$87,580	$563,071

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The Company has one wholly owned subsidiary, GreenVision Merger Sub Inc., incorporated in Delaware on July 29, 2020 (“Merger Sub”).

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and the proposed acquisition of Helbiz, Inc., a Delaware corporation (“Helbiz”) (see Note 10) and activities in connection with the previously proposed business combination with Accountable Healthcare America, Inc., a Delaware corporation (“AHA”), which was terminated on November 24, 2020 (see Note 6).

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

Transaction costs amounted to $1,962,157 consisting of $1,150,000 of underwriting fees, $447,032 of other offering costs, and $365,125 related to the associated underwriter warrant liability. As of the date of completion of our Initial Public Offering, $526,950 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes, as of the Initial Public Offering date. As of March 31, 2021, cash of $169,151 was held outside of the trust account and was available for working capital purposes.

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

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

On February 9, 2021, upon execution of the Merger Agreement, Helbiz provided a transaction deposit in the sum of $750,000 to the Company, of which, $575,000 may be utilized to provide all or a portion of the deposit required to extend the existence of the Company from February 21, 2021 to May 21, 2021. On February 9, 2021, for the purpose of consummating the Business Combination, the Company elected to extend the date by which the Company is required to complete a Business Combination to May 21, 2021 and deposited $575,000 of the funds provided by Helbiz into the Company’s Trust Account (see Note 10). As of March 31, 2021, the $575,000 was reflected as a contribution to equity in our consolidated balance sheets.

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Nasdaq Notification

On January 5, 2021, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq (the “Staff”) stating that the Company was no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2019. The Company was provided 45 calendar days to submit a plan to regain compliance with the Rules and if accepted, the Company will be granted up to 180 calendar days from its fiscal year end, or until June 30, 2021, to regain compliance. The plan was due to the Nasdaq Stock Market (“Nasdaq”) no later than February 19, 2021. The notification has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. On March 16, 2021, the Company received a letter from the Nasdaq Staff (the “Staff”) stating that the Staff of Nasdaq, having reviewed the Company’s submission of materials setting forth the Company’s plan of compliance has determined to grant the Company an extension to regain compliance with Listing Rule 5620(a) until June 29, 2021.

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

Liquidity and Going Concern

As of March 31, 2021, the Company had $169,151 in its operating bank accounts, $58,967,365 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $378,973, which excludes approximately $200,000 of franchise taxes payable. As of March 31, 2021, approximately $317,365 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through August 19, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 21, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020, respectively.

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in money market funds, which are invested in U.S. Treasury Securities.

Warrant Liability

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

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable share’s proportionate interest.

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$1,234	$284,610
Less: Company’s portion available to pay taxes	(1,234)	(74,674)
Net Income allocable to shares subject to redemption	$--	$209,936
Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	4,936,711	5,018,967
Basic and diluted net income per share	$0.00	$0.04

Non-Redeemable Common Stock
Numerator: Net income (loss) minus Net Earnings
Net income (loss)	$(487,419)	$563,065
Less: Net income allocable to common stock subject to possible redemption	--	(209,936)
Non-Redeemable Net income (loss)	$(487,419)	$353,129
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	2,250,789	2,168,533
Basic and diluted net income (loss) per share	$(0.22)	$0.16

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

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,750,000 Units, which includes the full exercise by the underwriter of its option to purchase an additional 750,000 Units at $10.00 per Unit. Each Unit consists of (i) one share of common stock, (ii) one redeemable warrant (“Public Warrant”) and (ii) one right to receive one-tenth of one share of common stock (“Public Right”). Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 2,100,000 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $2,100,000. Each Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into private warrants of $1.00 per private warrant. These additional warrants would be identical to the Private Warrants. As of March 31, 2021, we have received working capital loans in the aggregate principal amount of $29,000 from the Sponsor. Such working capital loans are evidenced by promissory notes, are payable upon the consummation of the business combination are otherwise on the terms as described above.

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

In addition, as of March 23, 2021, we received a working capital loan in the aggregate principal amount of $300,000 from Helbiz, Inc. and issued a note payable to Helbiz (the “Helbiz Note”). The Helbiz Note does not bear interest and is payable on the earlier of (i) the date on which the Company consummates the previously announced business combination with Helbiz as contemplated by that certain Merger Agreement and Plan of Reorganization dated February 8, 2021 among the Company, Helbiz and the other parties thereto (the “Merger Agreement”) or (ii) the date on which such Merger Agreement is terminated in accordance with the terms thereof. The Helbiz Note further provides, however, that any payment due upon the closing of the business combination contemplated by the Merger Agreement will be made by reducing Closing Net Debt (as defined in the Merger Agreement) by the amount due under such note. The Helbiz Note is subject to customary events of default, including failure by the Company to pay the principal amount due pursuant to such note within five business days of the maturity date and certain bankruptcy events of the Company.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months) to complete a Business Combination. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or other insiders or their respective affiliate or designees must deposit into the Trust Account $575,000 or $0.10 per Public Share, up to an aggregate of $1,150,000 or $0.20 per Public Share, on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert such amounts into additional Private Warrants. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the Sponsor will contain a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

On November 13, 2020, the Company and the Sponsor determined to extend the period of time for which the Company is required to consummate a Business Combination from November 21, 2020 to February 21, 2021 and, accordingly, funded a sum of $575,000 into the Company’s Trust Account in accordance with its Amended and Restated Certificate of Incorporation. See also Note 10 regarding the further extension of the time to May 21, 2021 within which the Company must consummate a Business Combination. As of March 31, 2021, the $575,000 was reflected as a contribution to equity in our consolidated balance sheets. See also Note 10 regarding the Extension Amendment approved by our shareholders on May 12, 2021.

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

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

AHA Merger Agreement

On August 26, 2020, the Company entered into a Merger Agreement and Plan of Reorganization (the “AHA Merger Agreement”) with Merger Sub, AHA and Michael Bowen, in his capacity as the representative of the AHA shareholders.

Pursuant to the transactions contemplated by the terms of the AHA Merger Agreement and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into AHA, with AHA surviving the merger in accordance with the Delaware General Corporation Law (the “DGCL”) and as a wholly owned subsidiary of the Company (the “AHA Merger”) (the transactions contemplated by the AHA Merger Agreement and the related ancillary agreements, the “AHA Business Combination”).

The aggregate consideration payable at the closing of the AHA Business Combination (the “Closing”) to the stockholders of AHA will be the issuance of 5,000,000 shares of the Company’s common stock. As a result of the AHA Business Combination, subject to reduction for the purchase price holdback and indemnification claims, as described below, an aggregate of 5,000,000 shares of the Company’s common stock will be issued (inclusive of shares reserved for issuance pursuant to currently outstanding options or warrants of AHA being exchange for new options and warrants of the Company) in respect of shares of AHA capital stock that are issued and outstanding as of immediately prior to the effective time of the AHA Merger and options and warrants to purchase shares of AHA common stock, in each case, that are issued and outstanding immediately prior to the effective time of the AHA Merger. The shares of the Company’s common stock to be issued at the Closing will be valued at $10.00 per share.

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

As a condition to the AHA Merger Agreement, AHA provided the sum of $575,000 at execution (the “Transaction Deposit”) to the Company which was utilized to fund the deposit required to extend the existence of the Company from November 21, 2020 to February 21, 2021. Effective upon termination of the AHA Merger agreement on November 24, 2020, the Company is entitled to receive a break-up fee of $3,750,000 which is to be reduced by the Transaction Deposit. As of March 31, 2021, it is not determinable if or when the remaining break-up fee of $3,175,000 will be received.

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

Promissory Note

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

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Helbiz Merger Agreement

On February 8, 2021, the Company entered into a Merger Agreement and Plan of Reorganization (the “Helbiz Merger Agreement”) with Merger Sub, Helbiz and Salvatore Palella, in his capacity as the representative of the Helbiz shareholders. Pursuant to the terms of the Helbiz Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Helbiz (the “Helbiz Merger”), with Helbiz surviving the merger in accordance with the Delaware General Corporation Law as a wholly- owned subsidiary of the Company (the transactions contemplated by the Helbiz Merger Agreement and the related ancillary agreements, the “Helbiz Business Combination”).

The aggregate consideration payable at the closing of the Helbiz Business Combination (the “Closing”) to the stockholders of Helbiz will be the issuance of such number of shares of the Company Common Stock, par value $0.00001 per share (the “Common Stock”) as shall be determined by subtracting the “Closing Net Debt” of Helbiz (as defined in the Helbiz Merger Agreement) from the agreed valuation of $300,000,000, and dividing such difference by $10.00, which represents the agreed valuation of one share of the Company’s common stock. The total number of shares of the Company Common Stock to be issued at Closing, following the determination of the final Closing Net Debt, shall be subject to reduction for Indemnification Escrow Shares (as defined in the Helbiz Merger Agreement) for indemnification claims, as described below. Of the Company shares to be delivered at Closing, the holders of Helbiz common stock will receive, in exchange for the Helbiz shares owned by such persons, shares of a class of Common Stock of the Company to be established and designated as “Class A Common Stock”, except that if any such Helbiz shares are owned by Salvatore Palella (the “Founder”), such shares will instead be exchanged for a number of shares of a class of Common Stock of the Company to be established and designated as “Class B Common Stock”. The number of shares of the Company Common Stock (whether Class A or Class B) that each Helbiz shareholder shall receive will be equal to the product obtained by multiplying the number of shares of common stock of Helbiz held by such stockholders by the Closing Consideration Conversion Ratio (as defined in the Helbiz Merger Agreement).

The shares of the Company Class B Common Stock will have the same economic terms as the shares of the Company Class A Common Stock in all material respects, but the shares of Class A Common Stock will be entitled to one (1) vote per share, and the shares of the Company Class B Common Stock will be entitled to such number of votes per share, so that the total number of the Company Class B Common Stock issued to Founder represent, in the aggregate, no more than 60% of all voting securities of the Company on a fully-diluted basis for a period of up to 24 months from the Closing. Except for certain permitted transfers, any shares of the Company Class B Common Stock that are transferred by the Founder will automatically convert into shares of the Company Class A Common Stock. In addition, the outstanding shares of the Company Class B Common Stock will automatically convert into shares of the Company Class A Common Stock (i) at the option of such holder to convert such shares of Class B Common Stock into Class A Common Stock or (ii) upon the earlier of the death of Founder, the consent of a majority of the holders of Class B Common Stock, or a date that is 2 years from the Closing of the Helbiz Business Combination.

Prior to the effective time of the Helbiz Merger, all outstanding warrants and vested options of Helbiz shall be exercised or cancelled by the holders thereof, and the shares of Helbiz common stock then issued shall be exchanged for the Company Class A Common Stock. Outstanding options of Helbiz which are not vested shall be cancelled and terminated. Further, outstanding shares of Helbiz preferred stock shall also be converted into Helbiz common stock, which shares shall thereafter be exchanged for the Company Class A Common Stock. Outstanding notes issued by Helbiz shall, at or prior to Closing, similarly be converted into Helbiz common stock and exchanged for the Company Class A Common Stock or repaid and cancelled.

The Helbiz Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Helbiz Merger Agreement.

Upon execution of the Helbiz Merger Agreement, Helbiz provided a transaction deposit in the sum of $750,000 to the Company, of which, $575,000 was utilized to fund the deposit required to extend the existence of the Company from February 21, 2021 to May 21, 2021. On February 9, 2021, for the purpose of consummating the Helbiz Business Combination, the Company elected to extend the date by which the Company is required to complete a business combination to May 21, 2021 and deposited $575,000 of the funds provided by Helbiz into the Company’s Trust Account. As of March 31, 2021, the $575,000 was reflected as a contribution to equity in our consolidated balance sheets.

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

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued and outstanding.

Common Stock — The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.00001 per share. Holders of the common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 2,286,444 and 2,250,789 shares of common stock issued and outstanding, excluding 4,901,056 and 4,936,711 shares of common stock subject to possible redemption, respectively.

NOTE 8. WARRANTS

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

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Warrant

On November 21, 2019, the Company sold to I-Bankers Securities, Inc. (and its designees), for $100, a warrant to purchase up to 287,500 shares, exercisable, in whole or in part, at $12.00 per share, or an aggregate exercise price of $3,450,000. The warrant will be exercisable in whole or in part, commencing the later of (i) the closing of a Business Combination, or (ii) November 18, 2020, and expiring November 18, 2024. The warrant may be exercised for cash or on a cashless basis, at the holder’s option. The shares issuable upon exercise of the warrant are identical to those offered in the Initial Public Offering. The Company accounted for the warrant, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated the fair value of the warrant to be approximately $365,125, or $1.27 per warrant, using the Black-Scholes option-pricing model. The fair value of the warrant granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 19%, (2) risk-free interest rate of 1.65% and (3) expected life of 5.0 years. At the March 31, 2021 the fair value of the underwriter warrants was estimated using the following assumptions: (1) expected volatility of 20%, (2) risk-free interest rate of 0.94% and (3) expected life of 3.64 years. The warrant and the underlying securities that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. The exercise price and number of shares issuable upon exercise of the warrant may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below its exercise price.

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

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$58,967,365	$58,390,918

Liabilities:
Warrant liability – Private Warrants	3	$3,017,700	$2,757,300
Warrant liability – Underwriter Warrants	3	$279,738	$320,563

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

On May 12, 2021, following its annual meeting of shareholders, the Company filed with the Secretary of State of the State of Delaware an amendment (the “Extension Amendment”) to its amended and restated certificate of incorporation to extend the date by which it has to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses from May 21, 2021 to August 19, 2021 or such later date as provided for in the Extension Amendment. In connection with the vote to approve the Extension Amendment, the holders of 3,838,447 shares of the Company’s common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.21 per share, for an aggregate redemption amount of $39,207,114. As a result, an amount of $19,525,208 remains in the trust account as of the date such funds were distributed. Pursuant to the Extension Amendment, our board of directors also has the ability to further extend the period of time to consummate a Business Combination up to two additional times after August 19, 2021, each by an additional three months to complete our initial Business Combination. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or other insiders or their respective affiliate or designees must deposit into the Trust Account an amount of $0.10 per Public Share on or prior to the date of the applicable deadline, for each three month extension. After giving effect to the redemptions as of May 12, 2021, such amount would be $191,155.30 for each three month extension (or $382,310.60 for both extension periods). Any such payments would be made in the form of a loan.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Amendment to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

In addition, as discussed below in greater detail under the caption “Liquidity and Capital Resources”, on March 23, 2021, we received a working capital loan in the aggregate principal amount of $300,000 from Helbiz, Inc.

Nasdaq Notification

On January 5, 2021, we received a notice from the staff of the Listing Qualifications Department of Nasdaq (the “Staff”) stating that we were no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended December 31, 2019. We were provided with 45 calendar days within which to submit a plan to regain compliance with the Rules, which plan was submitted in a timely manner. The notification has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. On March 16, 2021, the Company received a letter from the Staff of Nasdaq stating that the Staff, having reviewed the Company’s submission of materials setting forth the Company’s plan of compliance, has determined to grant the Company an extension to regain compliance with Listing Rule 5620(a) until June 29, 2021.

Extension

On May 12, 2021, following its annual meeting of shareholders, the Company filed with the Secretary of State of the State of Delaware an amendment (the “Extension Amendment”) to its amended and restated certificate of incorporation to extend the date by which it has to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses from May 21, 2021 to August 19, 2021 or such later date as provided for in the Extension Amendment. In connection with the vote to approve the Extension Amendment, the holders of 3,838,447 shares of the Company’s common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.21 per share, for an aggregate redemption amount of $39,207,114. As a result, an amount of $19,525,208 remains in the trust account as of the date such funds were distributed. Pursuant to the Extension Amendment, our board of directors also has the ability to further extend the period of time to consummate a Business Combination up to two additional times after August 19, 2021, each by an additional three months to complete our initial Business Combination. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or other insiders or their respective affiliate or designees must deposit into the Trust Account an amount of $0.10 per Public Share on or prior to the date of the applicable deadline, for each three month extension. After giving effect to the redemptions as of May 12, 2021, such amount would be $191,155.30 for each three month extension (or $382,310.60 for both extension periods). Any such payments would be made in the form of a loan.

Restatement

As previously disclosed in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed on May 21, 2021, we restated the Company’s previously issued consolidated financial statements (“Restatement”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) gives effect to the Restatement. The Company has restated its historical financial results to reclassify its Private Warrants as derivative liabilities pursuant to ASC 815-40 rather than as components of equity as the Company previously treated the Private Warrants. The impact of the Restatement is reflected in the MD&A below.

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

For the three months ended March 31, 2021, we had a net loss of $487,419, which consisted of operating costs of $269,292 and change in fair value of warrant liability of $219,575, offset by interest income on marketable securities held in our Trust Account of $1,448.

For the three months ended March 31, 2020, we had net income of $563,065, which consisted of interest income on marketable securities held in our Trust Account of $325,611and a change in the fair value of the warrant liability of $429,775, offset by operating costs of $156,889 and a provision for income taxes of $35,432.

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

For the three months ended March 31, 2021, cash used in operating activities was $319,066. Net loss of $487,419 was impacted by interest earned on marketable securities held in the Trust Account of $1,448 and change in fair value of warrants of $219,575. Changes in operating assets and liabilities provided $49,744 of cash from operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $58,967,365 (including $317,365 of interest income) consisting of shares in a money market fund that are invested in U.S. treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we withdrew $118,666 of interest earned on the Trust Account for our franchise taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had $169,151 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Warrants, at a price of $1.00 per warrant at the option of the lender. As of March 31, 2021, we have received working capital loans in the aggregate principal amount of $29,000 from the Sponsor. Such working capital loans are evidenced by promissory notes, are payable upon the consummation of the business combination are otherwise on the terms as described above.

In addition, as of March 23, 2021, we received a working capital loan in the aggregate principal amount of $300,000 from Helbiz, Inc. and issued a note payable to Helbiz (the “Helbiz Note”). The Helbiz Note does not bear interest and is payable on the earlier of (i) the date on which the Company consummates the previously announced business combination with Helbiz as contemplated by that certain Merger Agreement and Plan of Reorganization dated February 8, 2021 among the Company, Helbiz and the other parties thereto (the “Merger Agreement”) or (ii) the date on which such Merger Agreement is terminated in accordance with the terms thereof. The Helbiz Note further provides, however, that any payment due upon the closing of the business combination contemplated by the Merger Agreement will be made by reducing Closing Net Debt (as defined in the Merger Agreement) by the amount due under such note. The Helbiz Note is subject to customary events of default, including failure by the Company to pay the principal amount due pursuant to such note within five business days of the maturity date and certain bankruptcy events of the Company.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. Net income (loss) per ordinary share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company’s Private Warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in our Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 27, 2021, a lawsuit was filed in the Supreme Court of the State of New York, County of New York, by a purported GreenVision stockholder in connection with the proposed business combination with Helbiz, Inc.: Mohan v. GreenVision Acquisition Corp., et al., (the “Complaint”). The Complaint names GreenVision and members of its Board of Directors as defendants. The Complaint alleges breach of fiduciary duty against members of our Board of Directors and aiding and abetting our Board of Directors’ breach of fiduciary duties against GreenVision. The Complaint also alleges that preliminary proxy statement filed by GreenVision related to the proposed business combination is materially deficient and omits and/or misrepresents material information relating to the business combination. The Complaint generally seeks to enjoin the proposed business combination; in the event that it is consummated, recover damages; and to require the dissemination of a proxy statement that does not contain any untrue statements of material fact and includes all material facts required to make the statement contained thein not misleading. GreenVision believes the allegations made in the Complaint are without merit and intends to vigorously defend this action; however, GreenVision cannot predict with certainty the ultimate resolution of any proceedings that may be brought in connection with these allegations

Item 1A. Risk Factors.

You should carefully consider the risk factors in Part I, “Item 1A. Risk Factors” in our Amendment No.1 to Annual Report on Form 10-K/A for the year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in such Amendment No. 1 to Annual Report on Form 10-K/A. The risks described in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2020 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

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

GREENVISION ACQUISITION CORP.

Date: May 25, 2021	By:	/s/ Zhigeng (David) Fu
	Name:	Zhigeng (David) Fu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2021	By:	/s/ Qi (Karl) Ye
	Name:	Qi (Karl) Ye
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)