Form 10-Q/A
period 2021-03-31
GreenVision Acquisition Corp.
filed 2021-06-02
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

GREENVISION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

EXPLANATORY NOTE

This Amendment No. 1 (this “Report”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of GreenVision Acquisition Corp. (the “Company,” “we” or similar terminology) for the fiscal quarter ended March 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on May 25, 2021 (the “Original Report”).

Subsequent to the Company’s filing of the Original Report, the Company became aware that the application of guidance associated with “ASC 480: Distinguishing Liabilities from Equity” needed to be modified to appropriately present the impact on the accounting treatment of the temporary equity as a result of the private investment in public equity transactions that are the subject of the Subscription Agreements entered into by the Company and Helbiz, Inc. (“Helbiz”) with certain investors on March 10, 2021 (the “PIPE Investment”) in connection with the Company’s proposed business combination with Helbiz, as previously disclosed in the Company’s Current Report on Form 8-K filed on March 11, 2021. This modification to the accounting treatment of equity required the Company’s common stock to be reclassified from permanent equity to temporary equity in the form of common stock subject to possible redemption.

Prior to filing this Report, following consideration of such guidance and in consultation with our Audit Committee, and following discussions with Marcum LLP, the Company’s independent registered public accounting firm, we concluded that the interim condensed financial statements as of March 31, 2021 and for the three month period ended March 31, 2021 (the “Interim Financial Statements”) included in the Original Report should no longer be relied upon and should be restated and the Company’s common stock should be reclassified between temporary and permanent equity, with resulting changes to the Company’s temporary equity, additional paid-capital, accumulated deficit and basic and diluted loss per share as reflected in the Interim Financial Statements. On May 27, 2021, the Audit Committee authorized management to restate the Interim Financial Statements. The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

We are filing this Report to include revised disclosure regarding the Company’s Controls and Procedures in Part I, Item 4, and to incorporate the restatement of the Interim Financial Statements in the Financial Statements included in Part I, Item 1.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part I, Item 1, Financial Statements and Part I, Item 4, Controls and Procedures of the Original Report are hereby amended and restated in their entirety. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Report.

This Report should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the Original Report. This Report does not reflect events occurring after the filing of the Original Report, and, except as described above, does not modify or update any other disclosures in the Original Report.

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GREENVISION ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(As Restated)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$169,151	$4,282
Prepaid expenses and other current assets	69,788	18,429
Total Current Assets	238,939	22,711

Marketable securities held in Trust Account	58,967,365	58,390,918
TOTAL ASSETS	$59,206,304	$58,413,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$314,931	$313,347
Advance from third party	503,935	20,000
Total Current Liabilities	818,866	333,347

Warrant Liability	3,297,438	3,077,863
Total Liabilities	4,116,304	3,411,210

Commitments

Common stock subject to possible redemption, 5,750,000 and 4,936,711 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	58,766,411	50,002,415

Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized; 1,437,500 and 2,250,789 shares issued and outstanding (excluding 5,750,000 and 4,936,711 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	14	22
Additional paid-in capital	24,986	6,135,506
Accumulated deficit	(3,701,411)	(1,135,524)
Total Stockholders’ Equity (Deficit)	(3,676,411)	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$59,206,304	$58,413,629

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENVISION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

(As Restated)

	Three Months Ended March 31,
	2021	2020

Operating and formation costs	$269,292	$156,889
Loss from operations	(269,292)	(156,889)

Other income (loss):
Interest earned on marketable securities held in Trust Account	1,448	325,611
Change in fair value of warrant liability	(219,575)	429,775
Other income (loss), net	(218,127)	755,386

Income (loss) before provision for income taxes	(487,419)	598,497
Provision for income taxes	--	(35,432)
Net income (loss)	$(487,419)	$563,065

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	5,126,478	5,018,967

Basic and diluted net income per share, Common stock subject to possible redemption	$0.00	$0.04

Weighted average shares outstanding, basic and diluted	2,061,022	2,186,533

Basic and diluted net income (loss) per common share	$(0.24)	$0.16

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENVISION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(As Restated)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

FOR THE THREE MONTHS ENDED MARCH 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	2,250,789	$22	$6,135,506	$(1,135,524)	$5,000,004

Change in value of common stock subject to possible redemption	(813,289)	(8)	(6,685,520)	(2,078,468)	(8,763,996)

Extension fee contribution	—	—	575,000	—	575,000

Net loss	—	—	—	(487,419)	(487,419)

Balance – March 31, 2021	1,437,500	$14	$24,986	$(3,701,411)	$(3,676,411)

FOR THE THREE MONTHS ENDED MARCH 31, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	2,196,544	$22	$5,627,141	$(627,154)	$5,000,009

Change in value of common stock subject to possible redemption	(34,995)	—	(563,071)	—	(563,071)

Net income	—	—	—	563,065	563,065

Balance – March 31, 2020	2,161,549	$22	$5,064,070	$(64,089)	$5,000,003

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

GREENVISION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

 (As Restated)

	Three Months ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$(487,419)	$563,065
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,448)	(325,611)
Change in fair value of warrants	219,575	(429,775)
Deferred tax provision	—	3,424
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(51,359)	(39,370)
Income tax payable	—	32,008
Accounts payable and accrued expenses	1,585	18,764
Net cash used in operating activities	(319,066)	(177,495)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(575,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	—	61,420
Net cash provided by investing activities	(575,000)	61,420

Cash Flows from Financing Activities:
Advances from third party	483,935	—
Extension fee contribution	575,000	—
Net cash provided by financing activities	1,058,935	—

Net Change in Cash	164,869	(116,075)
Cash – Beginning	4,282	471,284
Cash – Ending	$169,151	$355,209

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$8,763,996	$563,071

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

The Company has one wholly owned subsidiary, GreenVision Merger Sub Inc., incorporated in Delaware on July 29, 2020 (“Merger Sub”).

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and the proposed acquisition of Helbiz, Inc., a Delaware corporation (“Helbiz”) (see Note 11) and activities in connection with the previously proposed business combination with Accountable Healthcare America, Inc., a Delaware corporation (“AHA”), which was terminated on November 24, 2020 (see Note 7).

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

On February 9, 2021, upon execution of the Merger Agreement, Helbiz provided a transaction deposit in the sum of $750,000 to the Company, of which, $575,000 may be utilized to provide all or a portion of the deposit required to extend the existence of the Company from February 21, 2021 to May 21, 2021. On February 9, 2021, for the purpose of consummating the Business Combination, the Company elected to extend the date by which the Company is required to complete a Business Combination to May 21, 2021 and deposited $575,000 of the funds provided by Helbiz into the Company’s Trust Account (see Note 11). As of March 31, 2021, the $575,000 was reflected as a contribution to equity in our consolidated balance sheets.

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

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 2 – Restatement of Interim Financial Information

Due to a misapplication of the accounting treatment related to its shares of common stock subject to redemption, non-redeemable common stock and additional paid-in capital for maintaining minimum net tangible assets of at least $5 million following any common stock redemption, the Company’s previously issued interim condensed financial statements for the quarterly period ended March 31, 2021 should no longer be relied upon. As such, the Company is restating its unaudited interim condensed financial statements as of and for three months ended March 31, 2021 included in this Report.

Impact of the Restatement

The impact of the restatement on the Condensed Statement balance sheet as of March 31, 2021 included in this Report is presented below.

	As Previously Reported	Adjustments	As Restated
Balance Sheets for the three months ended March 31, 2021 (unaudited)

Common stock subject to possible redemption:
Number of common stock outstanding	4,901,056	848,944	5,750,000
Value of common stock subject to possible redemption	$50,089,995	$8,676,416	$58,766,411
Common stock excluding common stock subject to possible redemption	2,286,444	(848,944)	1,437,500
Common stock value	$23	(9)	14
Additional paid-in capital	$6,622,925	$(6,597,939)	$24,986
Accumulated deficit	$(1,622,943)	$(2,078,468)	$(3,701,411)

The impact of the restatement on the Condensed Statement of Operations for the three months ended March 31, 2021 included in this filing is presented below.

Basic and diluted weighted average common stock outstanding, common stock subject to possible redemption	4,936,711	189,767	5,126,478
Basic and diluted weighted average common stock outstanding, Non-redeemable common stock	2,250,789	(189,767)	2,061,022
Basic and diluted net loss per common stock, Non-redeemable common stock	$(0.22)	$(0.02)	$(0.24)

The impact of the restatement on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2021 included in this filing is presented below.

	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)

Non-Cash Investing and Financing Activities:
Change in value of common stock subject to possible redemption	87,580	8,676,416	8,763,996

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GREENVISION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$1,448	$284,610
Less: Company’s portion available to pay taxes	(1,448)	(74,674)
Net Income allocable to shares subject to redemption	$--	$209,936
Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	5,126,478	5,018,967
Basic and diluted net income per share	$0.00	$0.04

Non-Redeemable Common Stock
Numerator: Net income (loss) minus Net Earnings
Net income (loss)	$(487,419)	$563,065
Less: Net income allocable to common stock subject to possible redemption	--	(209,936)
Non-Redeemable Net income (loss)	$(487,419)	$353,129
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	2,061,022	2,168,533
Basic and diluted net income (loss) per share	$(0.24)	$0.16

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

On November 13, 2020, the Company and the Sponsor determined to extend the period of time for which the Company is required to consummate a Business Combination from November 21, 2020 to February 21, 2021 and, accordingly, funded a sum of $575,000 into the Company’s Trust Account in accordance with its Amended and Restated Certificate of Incorporation. See also Note 11 regarding the further extension of the time to May 21, 2021 within which the Company must consummate a Business Combination. As of March 31, 2021, the $575,000 was reflected as a contribution to equity in our consolidated balance sheets. See also Note 11 regarding the Extension Amendment approved by our shareholders on May 12, 2021.

NOTE 7. COMMITMENTS

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

Helbiz Merger Agreement (Restated)

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

On March 10, 2021, in support of the Business Combination, GreenVision entered into subscription agreements (each, a “Subscription Agreement”) with certain institutional investors (the “PIPE Investors”), pursuant to which the investors agreed to purchase an aggregate of 3,000,000 shares of GreenVision’s Common Stock and warrants to purchase 3,000,000 shares of common stock (the “PIPE Warrants”) for a purchase price of $10.00 per each unit of one share and one warrant for an aggregate commitment of $30,000,000 in a private placement (the “PIPE”) to be consummated concurrently with the Business Combination (the “Closing”). Each PIPE Warrant will be exercisable for a share of common stock at an exercise price of $11.50 per share. Upon the Closing, GreenVision is expected to amend its Certificate of Incorporation to effect a change in the classification of its authorized shares of capital stock and upon the effectiveness of such amendment, that the outstanding shares of the Common Stock of the Company may be characterized as “Class A Common Stock”, par value $0.00001 per share. The PIPE is conditioned on the concurrent closing of the Business Combination and other customary closing conditions.

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

Common Stock — The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.00001 per share. Holders of the common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 1,437,500 and 2,250,789 shares of common stock issued and outstanding, excluding 5,750,000 and 4,936,711 shares of common stock subject to possible redemption, respectively.

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

NOTE 11. SUBSEQUENT EVENTS

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

On March 10, 2021, in support of the Business Combination, GreenVision entered into subscription agreements (each, a “Subscription Agreement”) with certain institutional investors (the “PIPE Investors”), pursuant to which the investors agreed to purchase an aggregate of 3,000,000 shares of GreenVision’s Common Stock and warrants to purchase 3,000,000 shares of common stock (the “PIPE Warrants”) for a purchase price of $10.00 per each unit of one share and one warrant for an aggregate commitment of $30,000,000 in a private placement (the “PIPE”) to be consummated concurrently with the Business Combination (the “Closing”). Each PIPE Warrant will be exercisable for a share of common stock at an exercise price of $11.50 per share. Upon the Closing, GreenVision is expected to amend its Certificate of Incorporation to effect a change in the classification of its authorized shares of capital stock and upon the effectiveness of such amendment, that the outstanding shares of the Common Stock of the Company may be characterized as “Class A Common Stock”, par value $0.00001 per share. The PIPE is conditioned on the concurrent closing of the Business Combination and other customary closing conditions.

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

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of common stock subject to possible redemption outstanding for the period. Net income (loss) per share of common stock, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable shares of common stock outstanding for the period presented.

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

Item 4. Controls and Procedures

Restatement of Previously Issued Financial Statements

On May 25, 2021, we revised our prior position on accounting for private warrants and concluded that our previously issued financial statements as of and for the period from September 11, 2019 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. As of the date of this report, we also revised our position related to the classification of our shares of common stock between temporary and permanent equity in connection with the guidance within “ASC 480: Distinguishing Liabilities from Equity” as it specifically relates to the accounting treatment of the temporary equity as a result of the impact of the PIPE Investment which is the subject of the subscription agreements we entered into as of March 10, 2021, in connection with the proposed Business Combination with Helbiz. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets or cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2021, due to the material weakness in our internal control over financial reporting with respect to (i) the classification of the Company’s Private Warrants as components of equity instead of as derivative liabilities, (ii) the inadvertent non-disclosure of the subscription agreements for the PIPE Investments in the Company’s Original Report, and (iii) the incorrect application of “ASC 480: Distinguishing Liabilities from Equity” for Company’s common stock as permanent, rather than temporary, equity in its previously issued financial statements. In light of these material weaknesses, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there has been a change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While the circumstances that led to the restatement of our financial statements described in our Annual Report on Form 10-K/A had not yet been identified, the circumstances concerning the application of “ASC 480: Distinguishing Liabilities from Equity” regarding the accounting treatment of the temporary equity as a result of the impact of the PIPE subscription agreements should have been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications.

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

You should carefully consider the risk factors in Part I, “Item 1A. Risk Factors” in our Amendment No.1 to Annual Report on Form 10-K/A for the year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. As of the date of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, there have been no material changes to the risk factors disclosed in such Amendment No. 1 to Annual Report on Form 10-K/A. The risks described in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2020 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

GREENVISION ACQUISITION CORP.

Date: June 1, 2021	By:	/s/ Zhigeng (David) Fu
	Name:	Zhigeng (David) Fu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 1, 2021	By:	/s/ Qi (Karl) Ye
	Name:	Qi (Karl) Ye
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)