Form 10-Q
period 2021-06-30
Helbiz, Inc.
filed 2021-08-23
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39136

Helbiz, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-3015108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Old Slip, New York, NY 10005

Dover, DE 19901

(Address of principal executive offices)

(917) 675-7157

(Issuer’s telephone number)

GreenVision Acquisition Corp.

8 The Green, Suite #4966

Dover, DE 19901

(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.00001 par value	HLBZ	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one share of Class A Common Stock	HLBZW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of August 23, 2021, 29,456,202 shares of common stock, par value $0.00001 per share, were issued and outstanding.

  EXPLANATORY NOTE

On August 12, 2021 (the “Closing Date”), subsequent to the fiscal quarter ended June 30, 2021, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, Helbiz, Inc. (“Helbiz” or the “Company”) (Successor to GreenVision Acquisition Corp.), a Delaware corporation (“GRNV” and, after the consummation of the Business Combination as described below, “Helbiz” or the “Company”), consummated the acquisition of all of the issued and outstanding shares of Helbiz Holdings, Inc. (formerly known as Helbiz, Inc.), a Delaware corporation (“Helbiz Holdings”), in accordance with that certain Merger Agreement and Plan of Reorganization, dated as of February 8, 2021 (as amended on April 8, 2021, the “Merger Agreement”), by and among GRNV, Helbiz Holdings, GreenVision Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of GRNV (“Merger Sub”), and Salvatore Palella (as representative of the shareholders of Helbiz Holdings).

On August 12, 2021 (the “Closing Date”), as contemplated in the Merger Agreement and described in the section titled “Proposal No. 1 – The Business Combination Proposal” beginning on page 97 of the definitive proxy statement, as amended and supplemented (the “Definitive Proxy Statement”), dated July 26, 2021 and filed with the Securities and Exchange Commission (the “SEC”) on July 27, 2021, Merger Sub merged with and into Helbiz Holdings with Helbiz Holdings surviving as a wholly-owned subsidiary of GRNV (the “Business Combination”). In addition, in connection with the closing of the Business Combination (the “Closing”), GRNV changed its name to “Helbiz, Inc.”

As a result of and at the Closing, GRNV acquired all of the outstanding Helbiz Holdings shares in exchange for (i) 10,271,729 shares of GRNV’s Class A Common Stock and 14,225,867 shares of GRNV’s Class B Common Stock, each based on a price of $10.00 per share, subject to adjustment as described below (the “Closing Payment Shares”), and (ii) the issuance of 7,409,685 options to acquire shares of GRNV’s Class A Common Stock. At the Closing, Helbiz Holdings filed a certificate of merger with the Secretary of State of the State of Delaware (the “Certificate of Merger”), executed in accordance with the relevant provisions of the General Corporation Law of the State of Delaware. The Business Combination became effective on August 12, 2021 (the “Effective Time”).

Prior to the Closing, Helbiz Holdings delivered to GRNV a stockholder allocation schedule (the “Allocation Schedule”) setting forth each stockholder and option holder as of the Closing. At the Effective Time, by virtue of the Business Combination, each Helbiz Holdings share issued and outstanding immediately prior to the Effective Time was canceled and automatically converted into the right to receive, without interest, 4.63 GRNV shares of the respective class (the “Conversion Consideration Ratio”). Each outstanding Helbiz Holdings option was assumed by GRNV and automatically converted into an option to purchase such number of shares of Class A Common Stock equal to the product of (x) the Conversion Consideration Ratio and (y) the option holder’s Helbiz Holdings options. No certificates or scrip representing fractional shares were issued pursuant to the Business Combination.

Unless stated otherwise, this report contains information about Forum before the Business Combination. This Report covers a period prior to the closing of the Business Combination. As a result, references in this report to “we,” “us,” “our,” or the “Company” refer to the registrant prior to the closing of the Business Combination, unless the context requires otherwise.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

2

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$20,089	$4,282
Prepaid expenses and other current assets	77,439	18,429
Total Current Assets	97,528	22,711

Marketable securities held in Trust Account	19,525,546	58,390,918
TOTAL ASSETS	$19,623,074	$58,413,629

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$371,170	$313,347
Advance from third party	570,935	20,000
Total Current Liabilities	942,105	333,347

Warrant Liability	3,316,288	3,077,863
Total Liabilities	4,258,393	3,411,210

Commitments

Common stock subject to possible redemption, 1,911,553 and 4,936,711 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	19,475,546	50,002,415

Stockholders’ (Deficit) Equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized; 1,437,500 and 2,250,789 shares issued and outstanding (excluding 1,911,553 and 4,936,711 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	14	22
Additional paid-in capital	24,986	6,135,506
Accumulated deficit	(4,135,865)	(1,135,524)
Total Stockholders’ (Deficit) Equity	(4,110,865)	5,000,004
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$19,623,074	$58,413,629

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating and formation costs	$500,336	$197,910	$769,628	$354,799
Loss from operations	(500,336)	(197,910)	(769,628)	(354,799)

Other income (expense):
Interest earned on marketable securities held in Trust Account	982	14,418	2,430	340,029
Change in fair value of private warrants liability	(18,850)	(48,014)	(238,425)	381,761
Other (expense) income, net	(17,868)	(33,596)	(235,995)	721,790

(Loss) Income before income taxes	(518,204)	(231,506)	(1,005,623)	366,991
Benefit from income taxes	—	38,534	—	3,102
Net (loss) income	$(518,204)	$(192,972)	$(1,005,623)	$370,093

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	3,936,228	5,025,951	4,528,065	5,008,454

Basic and diluted net (loss) income per share. Common stock subject to possible redemption	$0.00	$0.00	$0.00	$0.04

Weighted average shares outstanding, basic and diluted	1,437,500	2,161,549	1,747,538	2,179,047

Basic and diluted net income (loss) per common share	$(0.36)	$(0.09)	$(0.58)	$0.07

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	2,250,789	$22	$6,135,506	$(1,135,524)	$5,000,004

Change in value of common stock subject to possible redemption	(813,286)	(8)	(6,685,520)	(2,078,468)	(8,763,996)

Extension fee contribution	—	—	575,000	—	575,000

Net loss	—	—	—	(487,419)	(487,419)

Balance – March 31, 2021	1,437,500	$14	$24,986	$(3,701,411)	$(3,676,411)

Change in value of common stock subject to possible redemption	—	—	—	83,570	83,570

Net loss	—	—	—	(518,204)	(518,204)

Balance – June 30, 2021	1,437,500	$14	$24,986	$(4,135,865)	$(4,110,865)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	2,196,544	$22	$5,627,141	$(627,154)	$5,000,009

Change in value of common stock subject to possible redemption	(34,995)	—	(563,071)	—	(563,071)

Net income	—	—	—	563,065	563,065

Balance, March 31, 2020	2,161,549	$22	$5,064,070	$(64,089)	$5,000,003

Change in value of common stock subject to possible redemption	18,366	—	192,977	—	192,977

Net loss	—	—	—	(192,972)	(192,972)

Balance, June 30, 2020	2,179,915	$22	$5,257,047	$(257,061)	$5,000,008

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(1,005,623)	$370,093
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,430)	(340,029)
Change in fair value of warrants	238,425	(381,761)
Deferred tax provision	—	(3,102)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(59,010)	(17,262)
Accounts payable and accrued expenses	57,823	10,968
Net cash used in operating activities	(770,815)	(361,093)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(575,000)	—
Cash withdrawn from Trust Account for redemptions	39,207,115	—
Cash withdrawn from Trust Account to pay franchise and income taxes	235,687	92,080
Net cash provided by investing activities	38,867,802	92,080

Cash Flows from Financing Activities:
Proceeds from advances from third party	550,935
Redemption of ordinary shares	(39,207,115)	—
Equity Contribution for Termination Fee	575,000	—
Net cash used in financing activities	(38,081,180)	—

Net Change in Cash	15,807	(269,013)
Cash – Beginning	4,282	471,284
Cash – Ending	$20,089	$202,271

Supplementary cash flow information:
Cash paid for income taxes	$—	$8,150

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$8,680,246	$370,094

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Helbiz, Inc., formally known as GreenVision Acquisition Corp. (the “Company”), was incorporated in Delaware on September 11, 2019. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

Business Combination

On August 12, 2021 (the “Closing Date”), as contemplated in the Merger Agreement and described in the section titled “Proposal No. 1 – The Business Combination Proposal” beginning on page 97 of the definitive proxy statement, as amended and supplemented (the “Definitive Proxy Statement”), dated July 26, 2021 and filed with the Securities and Exchange Commission (the “SEC”) on July 27, 2021, Merger Sub merged with and into Helbiz Holdings with Helbiz Holdings surviving as a wholly-owned subsidiary of GRNV (the “Business Combination”). In addition, in connection with the closing of the Business Combination (the “Closing”), GRNV changed its name to “Helbiz, Inc.”

As a result of and at the Closing, GRNV acquired all of the outstanding Helbiz Holdings shares in exchange for (i) 10,271,729 shares of GRNV’s Class A Common Stock and 14,225,867 shares of GRNV’s Class B Common Stock, each based on a price of $10.00 per share, subject to adjustment as described below (the “Closing Payment Shares”), and (ii) the issuance of 7,409,685 options to acquire shares of GRNV’s Class A Common Stock. At the Closing, Helbiz Holdings filed a certificate of merger with the Secretary of State of the State of Delaware (the “Certificate of Merger”), executed in accordance with the relevant provisions of the General Corporation Law of the State of Delaware. The Business Combination became effective on August 12, 2021 (the “Effective Time”).

Prior to the Closing, Helbiz Holdings delivered to GRNV a stockholder allocation schedule (the “Allocation Schedule”) setting forth each stockholder and option holder as of the Closing. At the Effective Time, by virtue of the Business Combination, each Helbiz Holdings share issued and outstanding immediately prior to the Effective Time was canceled and automatically converted into the right to receive, without interest, 4.63 GRNV shares of the respective class (the “Conversion Consideration Ratio”). Each outstanding Helbiz Holdings option was assumed by GRNV and automatically converted into an option to purchase such number of shares of Class A Common Stock equal to the product of (x) the Conversion Consideration Ratio and (y) the option holder’s Helbiz Holdings options. No certificates or scrip representing fractional shares were issued pursuant to the Business Combination.

Business Prior to the Business Combination

Prior to the Business Combination, the Company had one wholly owned subsidiary, GreenVision Merger Sub Inc., incorporated in Delaware on July 29, 2020 (“Merger Sub”).

All activity through June 30, 2021 related to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and the proposed acquisition of Helbiz, Inc., a Delaware corporation (“Helbiz”) (see Note 6) and activities in connection with the previously proposed business combination with Accountable Healthcare America, Inc., a Delaware corporation (“AHA”), which was terminated on November 24, 2020 (see Note 6).

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

Transaction costs amounted to $1,962,157 consisting of $1,150,000 of underwriting fees, $447,032 of other offering costs, and $365,125 related to the associated underwriter warrant liability. As of the date of completion of our Initial Public Offering, $526,950 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes, as of the Initial Public Offering date. As of June 30, 2021, cash of $20,089 was held outside of the trust account and was available for working capital purposes.

Following the closing of the Initial Public Offering on November 21, 2019, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering was placed in a trust account (the “Trust Account”) and be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Nasdaq Notification

On January 5, 2021, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq (the “Staff”) stating that the Company was no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2019. The Company was provided 45 calendar days to submit a plan to regain compliance with the Rules and if accepted, the Company will be granted up to 180 calendar days from its fiscal year end, or until June 30, 2021, to regain compliance. The plan was due to the Nasdaq Stock Market (“Nasdaq”) no later than February 19, 2021. The notification has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. On March 16, 2021, the Company received a letter from the Nasdaq Staff (the “Staff”) stating that the Staff of Nasdaq, having reviewed the Company’s submission of materials setting forth the Company’s plan of compliance had determined to grant the Company an extension to regain compliance with Listing Rule 5620(a) until June 29, 2021.

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

On August 16, 2021, the Company received a letter from the Staff, stating that the Company does not meet certain initial listing requirements and that the Company would be delisted from the Nasdaq Capital Markets on August 25, 2021 if the Company did not file an appeal of such findings within 7 days. On August 23, 2021, the Company filed a notice for appeal and expect a hearing to be scheduled within the next 30 days or so. The Company further expects to resolve or have an acceptable plan to resolve the deficiencies by the time a hearing is held.

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

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 21, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020, respectively.

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in money market funds, which are invested in U.S. Treasury Securities.

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

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s effective tax rate differs from the statutory tax rate of 21% for the six months ended June 30, 2021, due to the change in fair value of warrant liabilities which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 8,137,500 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	982	2,709	2,430	223,097
Less: Company’s portion available to pay taxes	(982)	—	(2,430)	—
Net Income allocable to shares subject to redemption	$—	$2,709	$—	$223,097

Denominator: Weighted Average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	3,936,228	5,025,951	4,528,065	5,008,454
Basic and diluted net income per share	$—	$0.00	$—	$0.04

Non-Redeemable Common Stock
Numerator: Net (loss) income minus Net Earnings
Net (loss) income	$(518,204)	$(192,972)	$(1,005,623)	$370,093
Less: Net income allocable to common stock subject to possible redemption	—	—	—	—
Non-Redeemable Net (loss) income	$(518,204)	$(192,972)	$(1,005,623)	$370,093

Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	1,437,500	2,161,549	1,747,538	2,179,047
Basic and diluted net (loss) income per share	$(0.36)	$(0.09)	$(0.58)	$0.07

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

12 .

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into private warrants of $1.00 per private warrant. These additional warrants would be identical to the Private Warrants. As of June 30, 2021, we have received working capital loans in the aggregate principal amount of $9,000 from the Sponsor. Such working capital loans are evidenced by promissory notes, are payable upon the consummation of the business combination are otherwise on the terms as described above.

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

In addition, on March 23, 2021 and June 17, 2021, we received working capital loans in the aggregate principal amount of $300,000 and $67,000, respectively, from Helbiz, Inc. and issued notes payable to Helbiz. Subsequently, on July 15, 2021, we received an additional working capital loan from Helbiz in the principal amount of $28,000 and issued Helbiz an additional note evidencing such loan (collectively, the notes issued to Helbiz are referred to as the “Helbiz Notes”). The Helbiz Notes do not bear interest and are payable on the earlier of (i) the date on which the Company consummates the previously announced business combination with Helbiz as contemplated by that certain Merger Agreement and Plan of Reorganization dated February 8, 2021 among the Company, Helbiz and the other parties thereto (the “Merger Agreement”) or (ii) the date on which such Merger Agreement is terminated in accordance with the terms thereof. The Helbiz Notes further provide, however, that any payment due upon the closing of the business combination contemplated by the Merger Agreement will be made by reducing Closing Net Debt (as defined in the Merger Agreement) by the amount due under such notes. The Helbiz Notes are subject to customary events of default, including failure by the Company to pay the principal amount due pursuant to such notes within five business days of the maturity dates and certain bankruptcy events of the Company.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 18 months) to complete a Business Combination. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or other insiders or their respective affiliate or designees must deposit into the Trust Account $575,000 or $0.10 per Public Share, up to an aggregate of $1,150,000 or $0.20 per Public Share, on or prior to the date of the applicable deadline, for each three month extension. After giving effect to the redemptions as of May 12, 2021, such amount would be $191,155 for each three-month extension (or $382,310 for both extension periods). Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company or convert such amounts into additional Private Warrants. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the Sponsor will contain a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

On November 13, 2020, the Company and the Sponsor determined to extend the period of time for which the Company is required to consummate a Business Combination from November 21, 2020 to February 21, 2021 and, accordingly, funded a sum of $575,000 into the Company’s Trust Account in accordance with its Amended and Restated Certificate of Incorporation. See also Note 6 regarding the further extension of the time to May 21, 2021 within which the Company must consummate a Business Combination. As of June 30, 2021, the $575,000 was reflected as a contribution to equity in our consolidated balance sheets.

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

On August 12, 2021, GRNV entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with certain former securityholders of Helbiz Holdings. Under the Registration Rights Agreement, those securityholders are entitled to certain registration rights with respect to the GVAC Shares received by them in the Business Combination. Under the terms of the agreement, commencing nine (9) months after the Closing (or six (6) months with the consent of GVAC’s investment banker), the former Helbiz securityholders may make one (1) demand and up to two (2) piggyback registration requests to have GVAC file a registration statement on their behalf or include in a registration statement filed by GVAC, with the Securities and Exchange Commission to provide for the resale under the Securities Act of 1933, as amended, the shares received in the Business Combination by them. The filing of the registration statements and the payment of filing fees and related costs such as legal and accounting costs will be borne by Helbiz.

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

As a condition to the AHA Merger Agreement, AHA provided the sum of $575,000 at execution (the “Transaction Deposit”) to the Company which was utilized to fund the deposit required to extend the existence of the Company from November 21, 2020 to February 21, 2021. Effective upon termination of the AHA Merger agreement on November 24, 2020, the Company is entitled to receive a break-up fee of $3,750,000 which is to be reduced by the Transaction Deposit. As of June 30, 2021, it is not determinable if or when the remaining break-up fee of $3,175,000 will be received.

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

Promissory Note

On January 19, 2021, the Company entered into an unsecured promissory note agreement with GreenVision Capital Holdings, LLC for the principal amount of $9,000 for the purpose of alleviating the Company’s inability to pay D&O insurance premiums. The principal balance of the note shall be payable on the date which the Company consummates a business or prior to February 21, 2021 (which can be extended to May 21, 2021). The principal balance of the note was repaid in cash at the closing of the business combination.

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Upon execution of the Helbiz Merger Agreement, Helbiz provided a transaction deposit in the sum of $750,000 to the Company, of which, $575,000 was utilized to fund the deposit required to extend the existence of the Company from February 21, 2021 to May 21, 2021. On February 9, 2021, for the purpose of consummating the Helbiz Business Combination, the Company elected to extend the date by which the Company is required to complete a business combination to May 21, 2021 and deposited $575,000 of the funds provided by Helbiz into the Company’s Trust Account. As of June 30, 2021, the $575,000 was reflected as a contribution to equity in our consolidated balance sheets.

On March 10, 2021, in support of the Business Combination, GreenVision entered into subscription agreements (each, a “Subscription Agreement”) with certain institutional investors (the “PIPE Investors”), pursuant to which the investors agreed to purchase an aggregate of 3,000,000 shares of GreenVision’s Common Stock and warrants to purchase 3,000,000 shares of common stock (the “PIPE Warrants”) for a purchase price of $10.00 per each unit of one share and one warrant for an aggregate commitment of $30,000,000 in a private placement (the “PIPE”) to be consummated concurrently with the Business Combination. Each PIPE Warrant will be exercisable for a share of common stock at an exercise price of $11.50 per share. Upon the closing, GreenVision is expected to amend its Certificate of Incorporation to effect a change in the classification of its authorized shares of capital stock and upon the effectiveness of such amendment, that the outstanding shares of the Common Stock of the Company may be characterized as “Class A Common Stock”, par value $0.00001 per share. The PIPE is conditioned on the concurrent closing of the Business Combination and other customary closing conditions.

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

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Lock-Up Agreement

On August 12, 2021, GRNV entered in a series of lock-up agreements with those former holders of Helbiz Holdings that held at least 75,000 shares of common stock of Helbiz Holdings. Under those lock-up agreements, it was agreed that until (i) the first anniversary of the Closing of the Business Combination with respect to the Founder and (ii) the six month anniversary of the Closing with respect to other Helbiz shareholders owning at least 75,000 shares (the “Lockup Period End Date”), such Helbiz securityholders, directly or indirectly, will not: (i) offer for sale, sell, pledge or otherwise dispose of (or enter into any transaction or device that is designed to, or could be expected to, result in the disposition by any person at any time in the future of) any shares of the Helbiz’s common stock, or any other securities of Helbiz convertible into or exercisable or exchangeable for any shares of such Helbiz’s common stock which are owned as of the Closing Date (collectively, the “Lockup Shares”); (ii) enter into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of the Lockup Shares, whether any such transaction is to be settled by delivery of the Lockup Shares or other securities, in cash or otherwise; or (iii) make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any Lockup Shares or any other securities of Helbiz, other than pursuant to the separate registration rights agreement between Helbiz and the former Helbiz Holdings securityholders.

Indemnification Agreements

On August 12, 2021, GRNV and the Founder entered into an Indemnification Escrow Agreement pursuant to which the Founder has agreed to indemnify and hold harmless Helbiz against and in respect of specified actual and direct losses incurred or sustained by Helbiz as a result of: (a) any breach of any of Helbiz Holding’s representations and warranties set forth in the Merger Agreement (as modified by the disclosure schedules to the Merger Agreement) and (b) any breach of any covenants or obligations of Helbiz Holdings contained in the Merger Agreement to be performed prior to the Closing. An aggregate of 1,600,000 shares of Helbiz Class B common stock issuable to the Founder at the Closing were deposited into a third-party escrow account (the “Indemnification Escrow Shares”) to serve as Helbiz’s exclusive security for the Founder’s obligation to indemnify Helbiz under the Merger Agreement. The survival period for such indemnification is 12 months.

Notwithstanding anything in the Merger Agreement to the contrary:

•        Helbiz’s sole and exclusive remedy for all indemnifiable losses under the Merger Agreement shall be the recovery of a number of the Indemnification Escrow Shares having a value equal to the losses that have been finally determined to be owing to Helbiz in accordance with the Merger Agreement (at an assumed value equal to $10.00 per share (the “Escrow Share Value”)), subject to the Indemnifiable Loss Limit (as defined below).

•        The maximum liability of the Founder under the Merger Agreement or otherwise in connection with the transactions contemplated by the Merger Agreement shall in no event exceed an amount equal to: (i) the Escrow Share Value, multiplied by (ii) the Indemnification Escrow Shares (the “Indemnifiable Loss Limit”).

•        Helbiz shall not be entitled to indemnification unless and until the aggregate amount of losses is at least $200,000, at which time, subject to the Indemnifiable Loss Limit, Helbiz shall be entitled to indemnification for any losses above such threshold.

•        The Founder shall have no liability or obligation to indemnify Helbiz under the Merger Agreement with respect to the breach or inaccuracy of any representation, warranty, covenant or agreement based on any matter, fact or circumstance known to Helbiz or any of its representatives or disclosed in the information set out in any schedule to the Merger Agreement.

•        Nothing in the Merger Agreement (i) limits the parties’ rights to seek injunctive relief or other equitable remedies, (ii) would prevent Helbiz from bringing an action for fraud (with scienter) against the Person who committed such fraud (with scienter) or (iii) limit the right of any person or entity to pursue remedies under any other agreement entered into in connection with the transactions contemplated by the Merger Agreement against the parties thereto.

The indemnification to which Helbiz is entitled from the Escrow Participants pursuant to the Merger Agreement for losses shall be effective so long as it is asserted prior to the expiration of the 12 month anniversary of the Closing date (the “Survival Period”); provided, that in the event that any indemnification notice shall have been given by Helbiz in accordance with the provisions of the Merger Agreement (each, an “Indemnification Notice”) prior to the expiration of the Survival Period and such claim has not been finally resolved by the expiration of the Survival Period, the representations, warranties, covenants, agreements or obligations that are the subject of such Indemnification Notice shall survive for an additional period of 12 months for purposes of resolving any such claims.

Legal Proceedings

On April 27, 2021, a lawsuit was filed in the Supreme Court of the State of New York, County of New York, by a purported GreenVision stockholder in connection with the proposed business combination with Helbiz, Inc.: Mohan v. GreenVision Acquisition Corp., et al., (the “Complaint”). The Complaint names GreenVision and members of its Board of Directors as defendants. The Complaint alleges breach of fiduciary duty against members of our Board of Directors and aiding and abetting our Board of Directors’ breach of fiduciary duties against GreenVision. The Complaint also alleges that preliminary proxy statement filed by GreenVision related to the proposed business combination is materially deficient and omits and/or misrepresents material information relating to the business combination. The Complaint generally seeks to enjoin the proposed business combination; in the event that it is consummated, recover damages; and to require the dissemination of a proxy statement that does not contain any untrue statements of material fact and includes all material facts required to make the statement contained thein not misleading. GreenVision intends to vigorously defend this action; however, GreenVision cannot predict with certainty the ultimate resolution of any proceedings that may be brought in connection with these allegations

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued and outstanding.

Common Stock — The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.00001 per share. Holders of the common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 1,437,500 and 2,250,789 shares of common stock issued and outstanding, excluding 1,911,553 and 4,936,711 shares of common stock subject to possible redemption, respectively.

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

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Warrant

On November 21, 2019, the Company sold to I-Bankers Securities, Inc. (and its designees), for $100, a warrant to purchase up to 287,500 shares, exercisable, in whole or in part, at $12.00 per share, or an aggregate exercise price of $3,450,000. The warrant will be exercisable in whole or in part, commencing the later of (i) the closing of a Business Combination, or (ii) November 18, 2020, and expiring November 18, 2024. The warrant may be exercised for cash or on a cashless basis, at the holder’s option. The shares issuable upon exercise of the warrant are identical to those offered in the Initial Public Offering. The Company accounted for the warrant, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated the fair value of the warrant to be approximately $365,125, or $1.27 per warrant, using the Black-Scholes option-pricing model. The fair value of the warrant granted to the underwriter was estimated as of the date of grant using the following assumptions: (1) expected volatility of 19%, (2) risk-free interest rate of 1.65% and (3) expected life of 5.0 years. At the June 30, 2021 the fair value of the underwriter warrants was estimated using the following assumptions: (1) expected volatility of 20%, (2) risk-free interest rate of 0.88% and (3) expected life of 5.11 years. The warrant and the underlying securities that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. The exercise price and number of shares issuable upon exercise of the warrant may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below its exercise price.

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

HELBIZ, INC.

(SUCCESSOR TO GREENVISION ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$19,525,546	$58,390,918

Liabilities:
Warrant liability – Private Warrants	3	$3,049,200	$2,757,300
Warrant liability – Underwriter Warrants	3	$267,088	$320,563

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statement of operations.

Level 3 financial liabilities consist of the Private Placement Warrant and Underwrite Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The fair value of the Private Placement Warrants was estimated at June 30, 2021 and December 31, 2020 to be $1.45 and $1.31, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	June 30, 2021	December 31, 2020
Expected volatility	0.0%	20.0%
Risk-free interest rate	0.88%	0.42%
Expected term (years)	5.11	5.39

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On August 12, 2021, the Company consummated the previously announced merger pursuant to a certain Merger Agreement and Plan of Reorganization, dated February 8, 2021, by and among GRNV, Helbiz Holdings, GreenVision Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of GRNV (“Merger Sub”), and Salvatore Palella (as representative of the shareholders of Helbiz Holdings) (see Note 1). In connection with the GRNV stockholder vote on the Business Combination, GRNV stockholders redeemed and were paid for an aggregate of 1,615,502 shares of Common Stock.

Concurrently with the execution of the Merger Agreement, GRNV entered into subscription agreements (the “Subscription Agreements”) and registration rights agreements (the “PIPE Registration Rights Agreements”), with certain institutional and accredited investors some of whom transferred their obligations to additional institutional and accredited investors that entered into additional Subscription Agreements (collectively, the “PIPE Investors”). The PIPE Investors collectively subscribed for an aggregate 2,650,000 GRNV units at $10.00 per unit, with each unit consisting of one share of Class A Common Stock and a warrant to purchase one share of Class A Common Stock exercisable at $11.50, for aggregate gross proceeds of $26.5 million (the “PIPE Investment”), of which proceeds $5 million was in the form of cancelation of debt. Under the terms of the Merger Agreement, the PIPE Investment was to be for a minimum of $30 million, but the parties to the Merger Agreement waived that closing condition. The PIPE Investment was consummated substantially concurrently with the Closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Helbiz, Inc. (Successor to GreenVision Acquisition Corp.). References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GreenVision Capital Holding LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We were a blank check company formed under the laws of the State of Delaware on September 11, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We effectuated our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

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

On March 10, 2021, in support of the Business Combination, GreenVision entered into subscription agreements (each, a “Subscription Agreement”) with certain institutional investors (the “PIPE Investors”), pursuant to which the investors agreed to purchase an aggregate of 3,000,000 shares of GreenVision’s Common Stock and warrants to purchase 3,000,000 shares of common stock (the “PIPE Warrants”) for a purchase price of $10.00 per each unit of one share and one warrant for an aggregate commitment of $30,000,000 in a private placement (the “PIPE”) to be consummated concurrently with the Business Combination. Each PIPE Warrant will be exercisable for a share of common stock at an exercise price of $11.50 per share. Upon the closing, GreenVision is expected to amend its Certificate of Incorporation to effect a change in the classification of its authorized shares of capital stock and upon the effectiveness of such amendment, that the outstanding shares of the Common Stock of the Company may be characterized as “Class A Common Stock”, par value $0.00001 per share. The PIPE is conditioned on the concurrent closing of the Business Combination and other customary closing conditions.

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

In addition, as discussed below in greater detail under the caption “Liquidity and Capital Resources”, we have received, working capital loans in the aggregate principal amount of $395,000 from Helbiz, Inc.

Nasdaq Notification

On January 5, 2021, we received a notice from the staff of the Listing Qualifications Department of Nasdaq (the “Staff”) stating that we were no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended December 31, 2019. We were provided with 45 calendar days within which to submit a plan to regain compliance with the Rules, which plan was submitted in a timely manner. The notification has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. On March 16, 2021, the Company received a letter from the Staff of Nasdaq stating that the Staff, having reviewed the Company’s submission of materials setting forth the Company’s plan of compliance, has determined to grant the Company an extension to regain compliance with Listing Rule 5620(a) until June 29, 2021. The Company held its annual meeting of shareholders on May 12, 2021 at which it elected its current board of directors.

On August 16, 2021, the Company received a letter from the Staff, stating that we do not meet certain initial listing requirements and that we would be delisted from the Nasdaq Capital Markets on August 25, 2021 if we did not file an appeal of such findings within 7 days. On August 23, 2021, we filed a notice for appeal and expect a hearing to be scheduled within the next 30 days or so. We further expect to resolve or have an acceptable plan to resolve the deficiencies by the time a hearing is held.

 Extension

On May 12, 2021, following its annual meeting of shareholders, the Company filed with the Secretary of State of the State of Delaware an amendment (the “Extension Amendment”) to its amended and restated certificate of incorporation to extend the date by which it has to consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses from May 21, 2021 to August 19, 2021 or such later date as provided for in the Extension Amendment. In connection with the vote to approve the Extension Amendment, the holders of 3,838,447 shares of the Company’s common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.21 per share, for an aggregate redemption amount of $39,207,114. As a result, an amount of $19,525,208 remained in the trust account as of the date such funds were distributed. Pursuant to the Extension Amendment, our board of directors also has the ability to further extend the period of time to consummate a Business Combination up to two additional times after August 19, 2021, each by an additional three months to complete our initial Business Combination. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or other insiders or their respective affiliate or designees must deposit into the Trust Account an amount of $0.10 per Public Share on or prior to the date of the applicable deadline, for each three month extension. After giving effect to the redemptions as of May 12, 2021, such amount would be $191,155.30 for each three month extension (or $382,310.60 for both extension periods). Any such payments would be made in the form of a loan.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Helbiz and activities in connection with the announced and subsequently terminated acquisition of AHA. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $518,204, which consisted of operating costs of $500,336 and change in fair value of warrant liability of $18,850, offset by interest income on marketable securities held in our Trust Account of $982. The decrease in interest income on marketable securities held in our Trust Account for the three months ended June 30, 2021 compared with the same period in 2020 was primarily driven by the redemption of 3,838,447 shares of our common stock for an aggregated amount of $39,207,114 in connection with the amendment to its certificate of incorporation as described in Note 5.

For the six months ended June 30, 2021, we had a net loss of $1,005,623, which consisted of operating costs of $769,628 and change in fair value of warrant liability of $238,425, offset by interest income on marketable securities held in our Trust Account of $2,430. The decrease in interest income on marketable securities held in our Trust Account for the six months ended June 30, 2021 compared with the same period in 2020 was primarily driven by the redemption of 3,838,447 shares of our common stock for an aggregated amount of $39,207,114 in connection with the amendment to its certificate of incorporation as described in Note 5.

For the three months ended June 30, 2020, we had net loss of $192,972, which consisted of operating costs of $197,910 and a change in fair value of the warrant liability of $48,014 offset by interest income on marketable securities held in our Trust Account of $14,418 and a benefit from income taxes of $38,354.

For the six months ended June 30, 2020, we had net income of $370,093, which consisted of interest income on marketable securities held in our Trust Account of $340,029 and a change in the fair value of the warrant liability of $381,761 and a benefit from income taxes of $3,102, offset by operating costs of $354,799.

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

For the six months ended June 30, 2021, cash used in operating activities was $770,815. Net loss of $1,005,623 was impacted by interest earned on marketable securities held in the Trust Account of $2,430 and change in fair value of warrants of $238,425. Changes in operating assets and liabilities used $1,187 of cash from operating activities.

For the six months ended June 30, 2020, cash used in operating activities was $361,093. Net income of $370,093 was impacted by interest earned on marketable securities held in the Trust Account of $340,029, change in fair value of warrants of $381,761 and a deferred tax benefit of $3,102. Changes in operating assets and liabilities used $6,294 of cash from operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $19,525,546 (including $318,348 of interest income) consisting of shares in a money market fund that are invested in U.S. treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we withdrew $118,666 of interest earned on the Trust Account for our franchise taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had $20,089 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete the Business Combination with Helbiz and if necessary, to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Warrants, at a price of $1.00 per warrant at the option of the lender. As of June 30, 2021, we have received working capital loans in the aggregate principal amount of $9,000 from the Sponsor. Such working capital loans are evidenced by promissory notes, are payable upon the consummation of the business combination are otherwise on the terms as described above.

In addition, as of June 30, 2021, we received working capital loans in the aggregate principal amount of $367,000 from Helbiz, Inc. and issued notes payable to Helbiz. Subsequently, on July 15, 2021, we issued a note to Helbiz pursuant to which Helbiz loaned us $28,000. The notes issued by us to Helbiz are referred to herein as the “Helbiz Notes”. We are using the proceeds of the Helbiz Notes for additional working capital purposes. The Helbiz Notes do not bear interest and are payable on the earlier of (i) the date on which the Company consummates the previously announced business combination with Helbiz as contemplated by that certain Merger Agreement and Plan of Reorganization dated February 8, 2021 among the Company, Helbiz and the other parties thereto (the “Merger Agreement”) or (ii) the date on which such Merger Agreement is terminated in accordance with the terms thereof. The Helbiz Notes further provide, however, that any payment due upon the closing of the business combination contemplated by the Merger Agreement will be made by reducing Closing Net Debt (as defined in the Merger Agreement) by the amount due under such notes. The Helbiz Notes are subject to customary events of default, including failure by the Company to pay the principal amount due pursuant to such note within five business days of the maturity dates and certain bankruptcy events of the Company.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective as of June 30, 2021, due to the previously reported material weaknesses in our internal control over financial reporting with respect to (i) the classification of the Company’s Private Warrants as components of equity instead of as derivative liabilities, (ii) the inadvertent non-disclosure of the subscription agreements for the PIPE Investments in the Company’s Original Report, and (iii) the incorrect application of “ASC 480: Distinguishing Liabilities from Equity” for the Company’s common stock as permanent, rather than temporary, equity in its previously issued financial statements. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, there have been changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As previously reported, in light of the above-referenced material weaknesses in our internal control over financial reporting, management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurances that these efforts will ultimately have their intended effects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	iXBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Helbiz, Inc.

Date: August 23, 2021	By:	/s/ Salvatore Palella
	Name:	Salvatore Palella
	Title:	Chief Executive Officer

Date: August 23, 2021	By:	/s/ Giulio Profumo
	Name:	Giulio Profumo
	Title:	Chief Financial Officer

