Form 10-Q
period 2021-09-30
Helbiz, Inc.
filed 2021-11-15
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39136

Helbiz, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-3015108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Old Slip, New York, NY 10005

(Address of principal executive offices)

(917) 675-7157

(Issuer’s telephone number)

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

As of November 11, 2021, 30,515,107 shares of common stock, par value $0.00001 per share, were issued and outstanding.

HELBIZ, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Unaudited Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020 (unaudited)	4
Condensed Consolidated Statements Changes in Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2021 and 2020 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	44
Item 4. Controls and Procedures	44
Part II. Other Information	45
Item 1. Legal Proceedings	45
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. Mine Safety Disclosures	45
Item 5. Other Information	45
Item 6. Exhibits	45
Part III. Signatures	46

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Helbiz, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$7,943	$757
Accounts receivable	619	96
Contract assets	2,367	—
Prepaid and other current assets	8,042	1,166
Total current assets	18,972	2,019
Property and equipment, net	4,200	3,723
Goodwill	10,708	—
Intangible assets, net	2,388	167
Other assets	1,216	451
TOTAL ASSETS	$37,483	$6,360

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,357	$2,970
Accrued expenses and other current liabilities	2,828	1,073
Deferred revenues	1,685	146
Warrant liability	5,330	6,439
Short term financial liabilities, net	1,659	2,861
Total current liabilities	21,859	13,489
Other non-current liabilities	364	149
Non-current financial liabilities, net	18,215	4,028
TOTAL LIABILITIES	40,438	17,666

CONVERTIBLE PREFERRED STOCK
Convertible Preferred Stock Series A, $0.0001 par value; 4,000,000 shares authorized at December 31, 2020; no shares issued and outstanding at December 31, 2020. Convertible Preferred stock Series A has been eliminated with the Business Combination on August 12, 2021.	—	—
Convertible Preferred Stock Series B, $0.0001 par value; 2,000 shares authorized at December 31, 2020; 453 shares issued and outstanding at December 31, 2020. Convertible Preferred stock Series B has been eliminated with the Business Combination on August 12, 2021.	—	4,040
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—

STOCKHOLDERS’ DEFICIT
Class A Common stock, $0.00001 par value; 285,774,102 shares authorized and; 15,435,625 and 20,359,154 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	84,592	24,872
Class B Common stock, $0.00001 par value; 14,225,898 shares authorized and; 14,225,898 shares issued and outstanding at September 30, 2021 and 0 shares issued and outstanding at December 31, 2020.	0	—
Subscription receivables	—	(4,033)
Accumulated other comprehensive (loss) income	(290)	36
Accumulated deficit	(87,256)	(36,221)
Total stockholders’ deficit	(2,954)	(15,346)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$37,483	6,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

Helbiz, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$4,702	$2,013	$8,700	$2,876
Operating expenses:
Cost of revenue	9,844	2,235	20,421	4,806
Research and development	853	441	2,017	1,031
Sales and marketing	4,374	1,717	6,782	3,298
General and administrative	9,298	3,237	15,891	6,891
Total operating expenses	24,370	7,631	45,111	16,026

Loss from operations	(19,668)	(5,618)	(36,411)	(13,150)

Other income (expenses)
Interest expense, net	(562)	(410)	(1,627)	(1,076)
Gain (Loss) on extinguishment of debts	—	1,055	—	323
Change in fair value of warrant liability	(8,038)	(653)	(12,166)	(1,233)
Other income (expenses)	(41)	(18)	(301)	(25)
Total other expenses, net	(8,641)	(26)	(14,094)	(2,011)

Income Taxes	(7)	(11)	(40)	(17)
Net loss	$(28,316)	$(5,655)	$(50,545)	$(15,176)

Deemed Dividends and Deemed Dividends equivalents	$(418)	$(35)	$(490)	$(388)

Net loss per share attributable to common stockholders	$(28,734)	$(5,690)	$(51,035)	$(15,564)

Net loss per share attributable to common stockholders, basic and diluted	$(1.09)	$(0.29)	$(2.17)	$(0.88)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	$(287)	$20	$(326)	$(0)

Net loss and comprehensive income, excluded Deemed Dividends and Deemed Dividends equivalents	$(28,603)	$(5,635)	$(50,871)	$(15,176)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELBIZ, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share and per share data)

(unaudited)

	SERIES B – CONVERTIBLE PREFERRED	Class A Common Stock		Class B Common Stock		Common Stock	Subscription	Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
	STOCK	Shares	Amount	Shares	Amount	Shares	Receivables	Deficit	Income	DEFICIT
Balance at January 1, 2021	$4,040	4,392,919	$24,872	—	$—		(4,033)	$(36,221)	$36	$(15,346)
Retroactive Application of the conversion ratio 4.63 applied on the reverse merger (Note 4)	—	20,359,154	—	—	—		—	—	—	—
Issuance of common shares – for Sale	—	127,116	923	—	—		—	—	—	923
Issuance of common stock – for Warrant conversion	—	1,075,867	10,567	—	—		—	—	—	10,567
Issuance of common shares – for settlement of Lease	—	177,827	1,747	—	—		—	—	—	1,747
Settlement of Subscription Receivables	—	—	—	—	—		4,033	—	—	4,033
Share based compensation	—	15,706	1,716	—	—		—	—	—	1,716
Dividends and dividend equivalents for Preferred Stockholders	35	—	—	—	—		—	(35)	—	(35)
Changes in currency translation adjustment	—	—	—	—	—		—	—	7	7
Net loss	—	—	—	—	—		—	(14,065)	—	(14,065)
Balance at March 31, 2021	$4,075	21,755,670	$39,825	—	$—	—	$—	$(50,321)	$43	$(10,453)
Issuance of common stock – MiMoto Smart Mobility S.r.l. Acquisition	—	1,057,740	10,389	—	—		—	—	—	10,389
Share based compensation	—	—	447	—	—		—	—	—	447
Exchange of Class A Common Stock to Class B Common Stock	—	(14,225,898)	—	14,225,898	0		—	—	—	0
Dividends and dividend equivalents for Preferred Stockholders	37	—	—	—	—		—	(37)	—	(37)
Changes in currency translation adjustment	—	—	—	—	—		—	—	(46)	(46)
Net loss	—	—	—	—	—		—	(8,164)	—	(8,164)
Balance at June 30, 2021	$4,112	8,587,511	$50,661	14,225,898	$0		$—	$(58,522)	$(3)	$(7,864)
Dividends and dividend equivalents for Preferred Stockholders	418	—	—	—	—		—	(418)	—	(418)
Issuance of common stock – for Conversion of Series B Convertible Redeemable Preferred Stocks	(4,530)	1,313,754	4,530	—	—		—	—	—	4,530
Reverse recapitalization and issuance of PIPE units - Net of offering costs	—	4,988,551	20,392	—	—		—	—	—	20,392
Share based compensation	—	380,520	4,343	—	—		—	—	—	4,343
Issuance of shares – Exercise of Liability warrant	—	165,289	4,666	—	—		—	—	—	4,666
Changes in currency translation adjustment	—	—	—	—	—		—	—	(287)	(287)
Net loss	—	—	—	—	—		—	(28,316)		(28,316)
Balance at September 30, 2021	$—	15,435,625	$84,592	14,225,898	$0		$—	$(87,256)	$(290)	$(2,954)

HELBIZ, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share and per share data)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	SERIES A – CONVERTIBLE PREFERRED	SERIES B – CONVERTIBLE PREFERRED	Common Stock		Subscription	Accumulated	Accumulated Other Comprehensive (loss)	TOTAL STOCKHOLDERS
	STOCK	STOCK	Shares	Amount	Receivables	Deficit	Income	DEFICIT
Balance at January 1, 2020 - Pre Conversion	$6,200	—	3,393,504	$1,223	$—	$(11,224)	$(2)	$(10,003)
Retroactive Application of the conversion ratio applied on the reverse merger (Note 4)	—	—	15,727,326	—	—	—	—	—
Share based compensation	—	—	13,612	65	—	—	—	65
Dividends and dividend equivalents for Preferred Stockholders	189	—	—	—	—	(189)	—	(189)
Changes in currency translation adjustment	—	—	—	—	—	—	(26)	(26)
Net loss	—	—	—	—	—	(2,334)	—	(2,334)
Balance at March 31, 2020	$6,389	—	15,740,938	$1,288	$—	$(13,747)	$(28)	$(12,487)
Issuance of Convertible Series B Preferred Stocks – Conversion of Series A Convertible Redeemable Preferred Stocks	(3,091)	3,079	—	—	—	—	—	—
Issuance of Convertible Series B Preferred Stocks – Sale	—	879	—	—	—	—	—	—
Issuance of common stock – for settlement of 0% Convertible Note and warrant	—	—	440,189	1,430	—	—	—	1,430
Sale of common stock	—	—	552,029	2,001	—	—	—	2,001
Issuance of Equity warrant	—	—	—	600	—	—	—	600
Issuance of common stock – for exercise of 2019 Warrant Purchase Agreement	—	—	417,989	479	—	—	—	479
Issuance of common stock – for Conversion of Series A Convertible Redeemable Preferred Stocks	(3,450)	—	790,156	3,450	—	—	—	3,450
Share based compensation	—	—	24,841	1,670	—	—	—	1,670
Dividends and Dividend equivalents for Preferred Stockholders	152	12	—	—	—	(164)	—	(164)
Changes in currency translation adjustment	—	—	—	—	—	—	6	6
Net loss	—	—	—	—	—	(7,187)	—	(7,187)
Balance at June 30, 2020	$—	$3,970	17,966,143	$10,918	$—	$(21,098)	$(22)	$(10,202)
Issuance of common stock – for settlement of 10% Convertible Notes	—	—	619,105	2,013	—	—	—	2,013
Sale of common stock	—	—	645,948	2,430	—	—	—	2,430
Issuance of Equity warrant	—	—	—	490	—	—	—	490
Issuance of common stock – for settlement of Promissory Notes	—	—	6,122	21	—	—	—	21
Share based compensation	—	—	27,733	1,681	—	—	—	1,681
Dividends and Dividend equivalents for Preferred Stockholders	—	35	—	—	—	(35)	—	(35)
Changes in currency translation adjustment	—	—	—	—	—	—	20	20

Net loss	—	—	—	—	—	(5,655)	—	(5,655)
Balance at September 30, 2020	$—	$4,005	19,265,051	$17,553	$—	$(26,788)	$(2)	$(9,237)

HELBIZ, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(unaudited)

	Nine months ended September 30,
	2021	2020
Operating activities
Net loss	$(50,545)	$(15,176)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,142	1,407
Loss on disposal of assets	264	718
Non-cash Interest expenses	1,031	1,077
Change in fair value of warrant liability	12,166	1,232
(Gain) or Loss on extinguishment of Debts	—	(323)
Share-based compensation	6,433	3,417
Other non-cash items related to licensing	1,390	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(8,508)	19
Security deposits	(540)	(118)
Accounts receivable	(461)	145
Accounts payable	7,017	1,528
Accrued expenses and other current liabilities	2,856	421
Other non current liabilities	46	47
Net cash used in operating activities	(23,707)	(5,605)

Investing activities
Purchase of property and equipment	(5,007)	(3,873)
Purchase of operating licenses	(308)	(289)
Acquisition of business, net of cash acquired	(1,987)	—
Proceeds from repayment of Receivable, due from related party – Officer	—	1,042
Net cash used in investing activities	(7,302)	(3,120)

Financing activities
Proceeds from issuance of financial liabilities, net	19,253	2,933
Repayment of financial liabilities	(2,748)	(990)
Proceeds from issuance of financial liabilities, due to related party - Officer	2,010
Repayment of financial liabilities, to related party - Officer	(2,010)
Proceeds from sale of Convertible Series B Preferred Stock	—	997
Proceeds from settlement of Subscription receivables	4,033	—
Proceeds from sale of Class A common shares, net	922	5,542
Proceeds from Business Combination and PIPE financing	20,281	—
Payments of offering costs and underwriting discounts and commissions	(3,024)	—
Net cash provided by financing activities	38,717	8,482

Effect of exchange rate changes	(443)	20
Net increase (decrease) in cash and cash equivalents, and restricted cash	7,263	(26)
Cash and cash equivalents, and restricted cash, beginning of year	790	1,611
Cash and cash equivalents, and restricted cash, end of year	$8,053	$1,585

RECONCILIATION OF CASH, CASH EQUIVALENT AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEET
Cash and cash equivalents	7,943	1,529
Restricted cash, included in Other Assets, non-current	110	56
Supplemental disclosure of cash flow information
Cash paid for interest	$596	$—
Cash paid for income taxes	$2	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Issuance of Class A common shares – for Warrant exercise	$15,234	$811
Issuance of Class A common shares – for settlement of Lease	1,747	—
Issuance of Class A common shares – MiMoto Smart Mobility S.r.l. Acquisition	10,389	—
Issuance of Class A common shares – for Convertible Preferred Stock Series B	4,530	—
Issuance of Class A common shares (PIPE units) – for settlement of Promissory Notes	5,000	—
Convertible debts converted into Common Shares	—	1,431
Convertible Preferred Stock Series A converted into Common Shares	—	3,450
Convertible Preferred Stock Series A converted into Convertible Preferred Stock Series B	—	3,091
Prepaid expenses related to D&O insurance, included in Account payable	3,826	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELBIZ, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

1. Business and Basis of Presentation

Description of Business

Helbiz, Inc. and Subsidiaries, (“Helbiz” or the “Company”) was incorporated in the state of Delaware in October 2015 with headquarter in New York, New York. The Company is an intra-urban transportation company that seeks to help urban areas reduce their dependence on individually owned cars by offering affordable, accessible and sustainable forms of personal transportation, specifically addressing first and last mile transport. Beginning in 2020, the Company increased its services offered to customers by including monthly subscriptions for accessing its network of electric vehicles. On April 1, 2021, the Company, through the acquisition of MiMoto Smart Mobility S.r.l, added electric mopeds on its sharing services offer (See Note 3. MiMoto Smart Mobility S.r.l. – Acquisition).

Founded on a proprietary technology platform, the Company offers a sharing economy for electric scooters bikes and mopeds. Through its App, Helbiz offers an intra-urban transportation solution that allows users to instantly rent electric vehicles directly from the Helbiz mobile application. The Company currently has a strategic footprint in growing markets with offices in New York, Milan, Belgrade and Singapore, with additional operational teams around the world. The Company currently has electric vehicles operating in the United States and Europe.

During 2021, the Company decided to enter into a new business line: the acquisition, commercialization and distribution of contents including live sport events. The Company developed a new app, Helbiz Live, separated from the micro-mobility platform. Starting from August 2021, the Company will broadcast the Italian Serie B Soccer League in the United States, Italy and Serbia.

During 2021, the Company decided to expand its offering to final customers, through its wholly-owned Italian subsidiary, Helbiz Kitchen Italia S.r.l. In July 2021, the Company launched a delivery-only “ghost kitchen” restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order meals, in Milan. The service is in an early-stage phase, and it is available through the micro-mobility platform.

Business Combination and Organization

On August 12, 2021, Helbiz consummated a business combination, by and among GreenVision Acquisition Corp. (“GRNV”) and its subsidiary, Helbiz Holdings Inc (name of Helbiz, Inc. as private Company, before August 12, 2021) and Salvatore Palella (as representative of the shareholders of Helbiz Holdings Inc.). On the Closing Date, GRNV changed its name to Helbiz, Inc. as the name of the entity surviving the business combination.

In connection with the execution of the business combination, GRNV entered into subscription agreements with multiple investors for an aggregate of 2,650,000 GRNV units at $10.00 per unit, with each unit consisting of one Class A Common Stock and a warrant to purchase one Class A Common Stock exercisable at $11.50, for aggregate gross proceeds of $26.5 million (the “PIPE Investment”), of which proceeds $5 million was in the form of cancelation of Helbiz Holdings Inc. promissory notes. Refer to Note 4. GreenVision Acquisition Corp. – Business Combination, for further information regarding the Net Asset acquired.

As a result of the aforementioned business combination, each Helbiz Holdings share issued and outstanding immediately prior to the business combination date was canceled and automatically converted into the right to receive 4.63 (the “conversion ratio”) GRNV shares of the respective class.

Going Concern

The Company has experienced recurring operating losses and negative cash flows from operating activities since its inception. To date, these operating losses have been funded primarily from outside sources of invested capital. The Company had, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund its expansion plan and related operations. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company plans to continue to fund its operations and expansion plan through debt and equity financing. Debt or equity financing may not be available on a timely basis on terms acceptable to the Company, or at all. Refer to Note 20. Subsequent Events for further details over the funding activities after September 30, 2021.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and, as such, the financial statements do not include any adjustments relating to the recoverability and classification of recorded amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Impact of COVID-19

Various governments continue to implement, lift, and in some regions reinstate restrictions, including business activities and travel restrictions. These restrictions have caused decreased demand for transportation services as well as decreased earning opportunities for our platform, and disruptions in global supply chains and significant volatility and disruption of financial markets.

COVID-19 has produced uncertainty around the world, and it is not possible to predict the COVID-19 pandemic’s cumulative and ultimate impact on our future business operations, results of operations, financial position, liquidity, and cash flows. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak and any resurgences of the outbreak or variants of the virus, both globally and within the United States, the administration, adoption and efficacy of vaccines in the United States and internationally, the impact on capital, foreign currencies exchange and financial markets, governmental or regulatory orders that impact our business and whether the impacts may result in permanent changes to our end-users’ behavior, all of which are highly uncertain and cannot be predicted.

The Company continues to closely monitor the impact of the COVID-19 pandemic. The Company has concluded that the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements presented do not include any adjustments that might result from the outcome of this uncertainty.

2. Significant Accounting Policies and Use of Estimates

Basis of Presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X pf the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. The condensed consolidated balance sheet as of December 31, 2020, included herein was derived from the audited financial statements as of that date. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020 included in the S-1 IPO Investment Prospectus, filed on October 27, 2021. The results for the interim periods are not necessarily indicative of results for the full year.

These accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

The Company uses the U.S. dollar as the functional currency. For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency balances into U.S. dollars are included in the condensed consolidated statements of operations. For the foreign subsidiary where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive loss.

In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair statement of the financial position, results of operations, comprehensive loss, cash flows and the change in equity for the periods presented.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current interim financials’ presentation. These reclassifications had no impact on net loss including stockholders’ deficit or cash flows as previously reported. In detail, the Company reclassified the Security deposit balance of $416 as of December 31, 2020, from Current assets to Other assets and the Intangible assets balance of $167 as of December 31, 2020, from Other assets to Intangible assets, net.

Use of Estimates

The preparation of financial statements in conformity with US GAAP generally requires management to make estimates and assumptions that affect the reported amount of certain assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Specific accounts that require management estimates include determination of common stock and financial instruments at fair value, useful lives of property and equipment, including scooters and valuation allowance for deferred income taxes.

Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and subsequently remeasured at each balance sheet date thereafter.

Acquisitions

The Company accounts for acquisitions of entities or asset groups that qualify as businesses in accordance with ASC 805, “Business Combinations” (“ASC 805”). The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. Refer to Note 3. MiMoto Smart Mobility S.r.l. – Acquisition, for further information.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination and is allocated to reporting units expected to benefit from the business combination. The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill might be impaired.

There were no impairment indicators for the nine months ended September 30, 2021.

Intangible assets, net

Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives, which range from one to three years. The Company tests intangible assets for impairment whenever events or changes in circumstances indicate that intangible assets might be impaired.

There were no impairment indicators for the nine months ended September 30, 2021.

Accounting Pronouncements Issued but Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The lease assets and liabilities to be recognized are both measured initially based on the present value of the lease payments. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for the Company starting from January 1, 2022. The Company plans to adopt this standard as of the effective date for private companies using the modified retrospective approach of all leases entered into before the effective date. While the Company is currently reviewing its lease portfolio and evaluating and interpreting the requirements under the new guidance, including available accounting policy elections, it expects that its non-cancellable operating lease commitments will be subject to the new guidance and recognized as right-of-use assets and operating lease liabilities on the Company’s condensed consolidated balance sheets. The Company is currently assessing the impact of this accounting standard on its shared vehicles revenues and rental leases.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard on the condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, (“ASU 2021-04”) which clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, ASU 2021-04 requires the issuer to treat a modification of an equity-classified warrant as an exchange of the original warrant. The difference between the fair value of the modified warrant and the fair value of the warrant immediately before modification is then recognized as an issuance cost or discount of the related transaction. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. ASU 2021-04 should be applied prospectively to modifications or exchanges occurring after the effective date. Either the full or modified retrospective adoption method is allowed. The Company is currently assessing the impact of adopting this standard on the condensed consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-8, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, creating an exception to the recognition and measurement principles in ASC 805, Business Combinations. The amendments require an acquirer to use the guidance in ASC 606, Revenue from Contracts with Customers, rather than using fair value, when recognizing and measuring contract assets and contract liabilities related to customer contracts assumed in a business combination. In addition, the amendments clarify that all contracts requiring the recognition of assets and liabilities in accordance with the guidance in ASC 606, such as contract liabilities derived from the sale of nonfinancial assets within the scope of ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, fall within the scope of the amended guidance in ASC 805. This new standard will be effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard on the condensed consolidated financial statements.

3. MiMoto Smart Mobility S.r.l. – Acquisition

On April 1, 2021, the Company acquired 100% of the equity interest of MiMoto Smart Mobility S.r.l. (“MiMoto”), a dockless e-moped sharing private company based in Milan, Italy. The acquisition of MiMoto has been accounted for as a business combination. The purchase price of $12,544 (paid in 1,057,740 shares of the Company’s common stock assuming a retroactive application of the conversion ratio, and $2,155 in cash ).

The fair value of the Company’s Common Stocks issued to MiMoto shareholders have been estimated assuming a “Public Company scenario”. The Company assigned a 100% probability to the mentioned scenario, supported by the issuance of a Proxy Statement to the SEC by GreenVision, a NASDAQ listed entity. The Company valued the estimated equity value at listing date using a discount rate, derived from the capital asset pricing model (“CAPM”). On April 1, 2021, the discount rate applied was 7.4% and the equity value estimate was driven from the trading price of GreenVision stock and expected conversion ratio with Helbiz common shares. Fair value measurements are highly sensitive to changes in these inputs; significant changes in these inputs would result in a significantly higher or lower fair value.

The MiMoto purchase price has been allocated as follows: $1,870 to government relationship, $887 to customer relationship, $664 to assets acquired and $1,848 to liabilities assumed based on their estimated fair value on the acquisition date, and the excess of $10,971 of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill is primarily attributable to the expected synergies and monetization opportunities arising from the acquisition, including the ability to obtain further licenses in the electric sharing environment and gain efficiencies with the use of MiMoto’s know-how, technology and existing processes. Government relationships and Customer relationships accounted as Intangible Assets are amortized on a straight-line basis over their estimated useful life, 3 years. Government relationships represent the operating e-mopeds sharing agreements with municipalities, entered by MiMoto in previous years. Customer relationships represent the customer based owned by MiMoto through its platform.

Amounts of assets and liabilities recognized as of the acquisition date are provisional and subject to change within the measurement period as the fair value assessments are finalized.

Acquisition costs were immaterial and are included in general and administrative expenses in the condensed consolidated statements of operations.

The following table summarizes the allocation of the fair value of the assets acquired and liabilities assumed at the Closing Date, April 1, 2021.

Government relationships	$1,870
Customer relationships	887
Other current Assets	169
Cash and cash equivalents	168
Security Deposits	143
Property and Equipment, net	111
Account Receivables	62
Other non current Assets	11
Total identifiable assets acquired	$3,421
Financial liabilities	(920)
Other liabilities	(928)
Total Liabilities assumed	$(1,848)
Goodwill	10,971
Total acquisition consideration	$12,544

The results of operations for the acquired business have been included in the condensed consolidated statements of operations for the period after the Company's acquisition of MiMoto: April 1, 2021.

Revenues and Net Loss of MiMoto included in the Company’s consolidated income statement from the acquisition date through September 30, 2021 are as follows.

For the period April 1, 2021 to September 30, 2021
Revenues	$676
Net Loss	(976)

Pro forma consolidated revenues and earnings for the three and nine months ended September 30, 2021, and September 30, 2020, calculated as if MiMoto had been acquired as of January 1, 2020 are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$4,702	$2,351	$8,885	$3,656
Net Loss	(28,316)	(5,574)	(51,226)	(15,936)

The pro forma adjustments reflect the transaction accounting adjustments, in accordance with U.S. GAAP. No autonomous entity adjustments have been identified and recorded as pro forma adjustments. Additionally, the pro forma adjustments do not reflect management’s adjustments for potential synergies and dis-synergies. The pro forma combined financial statements do not necessarily reflect what the combined results of operations would have been had the acquisition occurred on the dates indicated. In detail, the pro forma adjustments are mainly related to the amortization of Government and Customer relationships and alignment of MiMoto accounting policies to the Company’s accounting policies. They also may not be useful in predicting the future results of operations of the combined company. The actual results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

4. GreeVision Acquisition Corp. – Business combination

On August 12, 2021 (the “Closing Date”), the business combination between Helbiz and GRNV, and the PIPE Investment were closed. The business combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with ASC 805-10-55-12. Based on the analysis performed GRNV is treated as the “acquired” company for financial reporting purposes. This determination was based primarily on Helbiz Holdings having the ability to appoint a majority of the initial Board of the combined entity, Helbiz Holdings's senior management comprising the majority of the senior management of the combined company, and the ongoing operations of Helbiz Holdings comprising the ongoing operations of the combined company. Accordingly, for accounting purposes, the business combination was treated as the equivalent of Helbiz issuing shares for the net assets of GRNV, accompanied by a recapitalization.

The Company’s net assets acquired through the consummation of the business combination consisted of:

August 12, 2021
Cash and cash equivalents	$20,281
Subscription receivable – PIPE Investment in the form of cancelation of Helbiz Holdings promissory notes	5,000
Prepaid expenses and other current assets	739
Liability Warrants	(1,958)
Liabilities toward Helbiz	(570)
Accounts payable and accrued expenses	(54)
Net Asset Acquired, excluding Helbiz transaction costs	$23,438
Helbiz transaction costs	(3,046)
Net Asset Acquired from the business combination	20,392

The Liabilities assumed by Helbiz as result of the business combination are mainly related to the Warrants classified as Liabilities and amounted to $1,958 on August 12, 2021. The Warrant liabilities are composed of the following:

(a)	2,100,000 Private Warrants issued to GRNV Sponsors (“GRNV Sponsor Private Warrants”). Each Private Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, (see Note 13. Financial liabilities). On August 12, 2021, the fair value of these Private Warrants recorded as a liability were $1,829.
(b)	287,500 Private Warrants issued to GRNV’s underwriter, I-Bankers Securities, Inc. (“GRNV Underwriter Private Warrants”). Each Private Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $12.00 per share, (see Note 13. Financial liabilities). The warrants are exercisable for cash or on a cashless basis, at the holder’s option. On August 12, 2021, the fair value of the 287,500 Private Warrants recorded as liability was $129.

5. Revenue Recognition

The table below shows the revenues breakdown for the three and nine months ended on September 30, 2021, and on September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Mobility revenues	$3,890	$2,013	$7,888	$2,671
Pay per ride	3,093	1,689	6,192	2,145
Subscriptions	541	195	1,156	209
Partnership revenues	256	129	540	317
Live Revenue	$760	—	$760	—
Commercialization of Media rights	671	—	671	—
Subscriptions	89	—	89	—
Other revenues	$52	$—	$52	$205
Total Revenue	$4,702	$2,013	$8,700	$2,876

The table below shows the Deferred revenues breakdown from December 31, 2020, to September 30, 2021.

Deferred revenues	December 31, 2020	Additions	Utilization	June 30, 2021	Additions	Utilization	September 30, 2021

Mobility - Prepaid Customer wallet	$89	1,627	(1,162)	554	1,480	(1,087)	947
Mobility - Partnership	57	189	(25)	221	—	(71)	150
Live - Media Rights	—	—	—	—	588	—	588
Total	146	$1,816	$(1,187)	$775	$2,068	$(1,158)	$1,685

Deferred revenues related to prepaid customer wallet will be recorded as Revenues when riders will take a ride or make a subscription, while deferred revenues related to Media rights will be mainly recorded as Revenues in the three months ended December 31, 2021.

Helbiz Mobility

The Company generates revenue from single-use ride fees paid by riders of owned e-bikes, e-mopeds and e-scooters. The Company also generated revenues from partnership related to marketing activities and co-branding of Helbiz vehicles.

Helbiz Live

Starting from July 2021, the Company recorded revenues related to: (i) the commercialization and distribution of media contents, and (ii) user subscriptions.

The commercialization and distribution of media contents

The Company evaluated multi-year media distribution agreements entered into in Fiscal 2021. The Company concluded that it acts as the principal in those agreements, because the Company: (i) has inventory risk, (ii) has discretion in establishing the prices, and (iii) obtained control over the media content rights.

The Company recognizes revenue over the period with which the content is distributed. In detail, the Company identified one performance obligation related to those agreements: the delivery of media content. The Company recognizes revenues ratably over the licensing period which correlates with the period the media content is available.

User Subscriptions

The Company records revenues related to the monthly and yearly subscriptions. In detail, Helbiz Media entered into contracts with customers every time they accept the Terms of Conditions (“ToC”), included in the Helbiz Live App, and pay the monthly or annual fees. The ToC defines the fees that the Company charges customers for each subscription, each party’s rights and obligations regarding the services to be transferred and payment terms. The performance obligation related to the mentioned contract is represented by the availability of the media contents to the final customer. The Company recognizes revenues over time by measuring the progress of occurrence of the media contents, toward complete satisfaction of the performance obligation.

6. Contract assets

As of September 30, 2021, contract assets amounted to $2,367 are mainly composed of the LNPB audiovisual rights to broadcast the 390 Serie B regular season games for the next three seasons. For those contracts entered with LNPB, the Company recorded $2,694 in Cost of revenues for the three and nine months ended on September 30, 2021.

7. Prepaid and other current assets

Prepaid and other current assets consist of the following:

	September 30,	December 31,
	2021	2020
D&O Insurance Coverage	$4,861	$—
VAT	1,443	169
Prepaid	1,126	671
Other current assets	612	326
Total prepaid and other current assets	$8,042	$1,166

D&O Insurance coverage is related to a one-year agreement entered with a third party on August 12, 2021.

8. Property and equipment, net

Property and equipment consist of the following:

	Estimated Useful Life	September 30,	December 30,
	(in years)	2021	2020
Rental e-scooters	1-1.5	$7,084	$4,390
Rental e-bikes	2	401	703
Rental e-mopeds	4	453	—
Furniture, fixtures, and equipment	7-5	1,084	545
Computers and software	3	966	875
Leasehold improvements	Note 1	679	81
Total property and equipment, gross		10,667	6,594
Less: accumulated depreciation		(6,467)	(2,871)
Total property and equipment, net		$4,200	$3,723

Note 1 — Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the lease, or the useful life of the assets.

The Company recorded in Cost of Revenues, a loss on disposal for Rental vehicles of $23 and $261 for the three and nine months ended on September 30, 2021, and $185 and $692 for the three and nine months ended on September 30, 2020.

Depreciation expense was $1,531 and $4,391 for the three and nine months ended on September 30, 2021, and $528 and $1,206 for the three and nine months ended on September 30, 2020.

9. Intangible assets, net

Intangible assets consist of the following:

	September 30,	December 31,
	2021	2020
Government Relationships	1,831	—
Customer Relationships	869	—
Licenses	618	438
Other Intangible assets	50	44
Total Intangible assets, Gross	$3,368	$482
Less: accumulated amortization	(980)	(315)
Total Intangible assets, net	$2,388	$167

Government relationships and customer relationships are related to the MiMoto acquisition, refer to Note 3. MiMoto Smart Mobility S.r.l. – Acquisition, for further information.

The following table summarizes the amortization expenses for the three and nine months ended on September 30, 2021, and for the three and nine months ended on September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$249	$75	$643	$199
Sales & marketing	72	—	146	—
General & administrative	2	1	6	2
Total Amortization expenses	$323	$76	$795	$201

10. Other Assets

Other assets consist of the following:

	September 30,	December 31,
	2021	2020
Security Deposit	1,106	418
Other	110	33
Total Other Assets	$1,216	$451

11. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2021	2020
Payroll Liabilities	$2,447	$1,007
Other Miscellaneous Accruals	381	66
Total accrued expenses and other current liabilities	$2,828	$1,073

12. Liability warrants

The Company’s Warrants, classified as a liability, consisted of the following:

	September 30,	December 31,
	2021	2020
GRNV Sponsor Private Warrants	$5,330	$—
2020 Warrant Purchase Agreement	—	6,439
Total Liability warrants	$5,330	$6,439

The table below shows the impact on the statements of operations, Change in fair value of warrant liability account, related to the Liability warrants for the three and nine months ended September 30, 2021, and September 20, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
Change in fair value of warrant liability	2021	2020	2021	2020
2020 Warrant Purchase Agreement – converted on March 26, 2021	$—	$—	$(4,127)	$—
2019 Warrant Purchase Agreement – converted on June 25, 2020	—	(1,702)	—	(579)
GRNV Sponsor Warrants	(3,501)	—	(3,501)	—
GRNV Underwriter’s Warrants	(4,537)	—	(4,537)	—
Total Change in fair value of warrant liability	$(8,038)	(1,702)	$(12,165)	$(579)

The following tables summarize the fair value hierarchy of the Company’s warrants carried at fair value on a recurring basis as of September 30, 2021, and December 31, 2020. No Financial liabilities, net was measured at fair value on a recurring basis as of September 30, 2021, and December 31, 2020.

			September 30, 2021
	Fair Value	Expected term	Total	Level 1	Level 2	Level 3
2020 Warrant Purchase Agreement	$2.54 each	4.36	$5,330	—	—	$5,330
Total			$5,330	$—	$—	$5,330

			December 31, 2020
	Fair Value	Expected term	Total	Level 1	Level 2	Level 3
2020 Warrant Purchase Agreement	$26.19 each	N/A	$6,439	—	—	$6,439
Total			$6,439	$—	$—	$6,439

GRNV Sponsor Private Warrants

The 2,100,000 GRNV Sponsor Private Warrants are identical to the Public Warrants (refer to Note 14. Common stock) underlying the Units sold in the GRNV Initial Public Offering and PIPE transaction. Additionally, the GRNV Sponsor Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the GRNV Sponsor Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the GRNV Sponsor Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The GRNV Sponsor Private Warrants are accounted as liability in accordance with ASC 815-40 and categorized as Level 3 financial liabilities for the absence of an active market. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

GRNV Underwriter Private Warrants

The Company assumed the 287,500 GRNV Underwriter Private Warrants on August 12, 2021, as a result of the business combination with GRNV. On September 21, 2021, the investor exercised the 287,500 warrants on a cashless basis, and Helbiz issued 165,290 Class A Common Shares. The fair value of each GRNV Underwriter Private Warrants was estimated at September 21, 2021, to be $16.23, based on an expected term of 3.17 years. At exercise date, the Company recorded, as Other income (expense) — Change in fair value of warrant liability, a loss amounted to $4,537.

2020 Warrant Purchase Agreements (5% Warrants)

On March 26, 2021, the investors converted the 2020 Warrant Purchase Agreement into 232,141 Common Shares. At conversion date, the Company recorded, as Other income (expense) — Change in fair value of warrant liability, $4,127 on the condensed statement of operations for the nine months ended September 30, 2021. The Company calculated the fair value adjustment of the warrant based on PWERM estimated as of March 31, 2021.

13. Financial liabilities, net

The Company’s Financial liabilities consisted of the following:

	Interest Rate	Maturity Date	30-Sept-21		31-Dec-20
			Current	Non Current	Current	Non Current
Secured Long Term Loan, net (1)	12.7%	12/1/2023	—	12,838	—	—
Long Term Loan, net (1) (2)	4.5%	11/30/2026	535	3,259	—	3,941
Long Term Loan, net (1) (2)	5.4%	03/31/2024	807	1,359	—	—
Revolving Credit (1)	9.0%	3/15/2021	—	—	1,694	—
Promissory Notes (1)	18.0%	4/30/2021	—	—	587	—
Long Term Loan, net (1) (2) (3)	2.7%	8/31/2024	87	280	—	—
Promissory Notes (1)	8.05	8/31/2021	—	—	429	—
Long Term Loan, net (1) (2) (3)	2.4%	11/22/2025	74	391	—	—
Other Promissory Notes (1)	3.0%	12/31/2022	—	88	—	87
Long Term Loan, net (1) (2) (3)	3.5%	4/19/2022	82	—	—	—
Other Current financial debts	N/A	N/A	74	—	151	—
Total Financial liabilities, net			1,659	18,215	2,861	4,028

(1)	The amounts include principal and accumulated interests.

(2)	The currency of those loans is Euro.

(3)	Loans agreement entered by MiMoto Smart Mobility S.r.l. before the acquisition occurred on April 1, 2021.

The table below shows the impact on the statements of operations, Interest expense, net account, related to the financial liabilities for the three and nine months ended September 30, 2021, and September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30
	2021	2020	2021	2020
Secured Long Term Loan	$438	—	$892	—
Promissory Notes	2	319	402	425
Long Term Loans	122	—	314	—
Revolving Credit	—	31	28	91
Other Current financial debts	—	22	—	71
Convertible Debts	—	39	—	490
Total Interest expenses	$562	411	$1,636	1,077

12.7% Secured Long Term Loan, net

On March 23, 2021, the Company entered into a $15,000 secured term loan facility with an institutional lender. The loan agreement has a maturity date of December 1, 2023, with a prepayment option for the Company after 12 months. At inception, the company prepaid interests and an insurance premium for $2,783. As of September 30, 2021, the Company accounted the loan as Non-Current Financial liabilities net of intermediary fees and bank fees, and the $436 and $890 in interest expenses respectively for the three and nine months ended on September 30, 2021, as Interest expenses, net.

8% Promissory note, issued in 2021

On June 18, 2021, and July 1, 2021, the Company entered into two unsecured promissory note agreements with an Helbiz shareholder for cumulative proceeds of $5,000. On August 12, 2021, the Company consummated the business combination with GRNV and concurrently settle the $5,000 debt through the issuance of 500,000 GreenVision PIPE units. The interest expenses recorded for the three and nine months ended on September 30, 2021 are immaterial.

0% CEO Promissory notes – Related Party

During May and June 2021, Helbiz Chief Executive Officer, has lent Helbiz, funds on an interest-free basis for cumulative gross proceeds of $2,010 through Promissory Notes. The loan notes are payable on the earlier of (i) the day of the completion of the business combination between Helbiz and GRNV, (ii) August 19, 2021, or (iii) completion of a capital raise in either form of debt or equity of a minimum of $5,000.

On August 16, 2021, the Company repaid the principal of the 0% CEO Promissory Notes.

4.5% Long-term loan, net

On November 5, 2020, the Company obtained a loan for Euro 3,500 through its wholly-owned Italian subsidiary. The counterparty is an Italian bank, and the loan is guaranteed by the Italian Government via “Fondo Centrale di Garanzia per le PMI”. As of December 31, 2020, the Company accounted the loan as Non-Current Financial liabilities net of intermediary fees and bank fees. As of September 30, 2021, the Company accounted the loan between Current and Non-Current Financial liabilities based on the repayment terms; during the three and nine months ended September 30, 2021, no repayment of the principal has been made. As a result, the decrease of the net carrying value is mainly related to the change in the currency rate as of September 30, 2021, and December 31, 2020.

The Company recorded respectively $69 and $202 in interest expenses for the three and nine months ended on September 30, 2021, as Interest expenses, net.

5.4% Long-term loan, net

On March 15, 2021, the Company obtained a loan for Euro 2,000 through its wholly-owned Italian subsidiary. The counterparty is an Italian bank, and the loan is guaranteed by the Italian Government via “Fondo Centrale di Garanzia per le PMI”. As of September 30, 2021, the Company accounted the loan between Current and Non-Current Financial liabilities based on the repayment terms; during the three and nine months ended September 30, 2021 no repayment of the principal has been made.

The Company recorded respectively $102 and $50 in interest expenses for the three and nine months ended on September 30, 2021, as Interest expenses, net.

2.75% Long-term loan, net – MiMoto financial liability

On May 31, 2018, MiMoto obtained a loan for Euro 450 from an Italian bank. The loan is guaranteed by the Italian Government via “Fondo Centrale di Garanzia per le PMI”. On April 1, 2021, as a result of the MiMoto acquisition, the Company assumed the fair value of the loan amounted to Euro 316, approximately $372. No repayment of the principal has been made by the Company during the nine months ended September 30, 2021. The interest expenses recorded for the three and nine months ended on September 30, 2021, are immaterial.

2.4% Long-term loan, net – MiMoto financial liability

On May 21, 2020, MiMoto entered in a loan agreement with an Italian bank, for Euro 400. The loan is guaranteed by the Italian Government via “Fondo Centrale di Garanzia per le PMI”. On April 1, 2021, the Company assumed the MiMoto financial liability amounted to Euro 400, approximately $472. No repayment of the principal has been made by the Company during the nine months ended September 30, 2021. The interest expenses recorded for the three and nine months ended on September 30, 2021, are immaterial.

3.5 % Long-term loan, net – MiMoto financial liability

On October 17, 2017, MiMoto obtained a loan for Euro 200 with an Italian bank, and the loan is guaranteed by the Italian Government via “Fondo Centrale di Garanzia per le PMI”. On April 1, 2021, as a result of the MiMoto acquisition, the Company assumed the fair value of the loan amounted to Euro 65, approximately $76. No repayment of the principal has been made by the Company during the nine months ended September 30, 2021. The interest expenses recorded for the three and nine months ended on September 30, 2021, are immaterial.

8% Promissory Notes, issued in 2020

On March 4, 2020, and on April 3, 2020, the Company entered into two 8% unsecured promissory note agreements for cumulative proceeds of $400. The Company recorded respectively $1 and $17 in interest expenses for the three and nine months ended on September 30, 2021, as Interest expenses, net.

On August 26, 2021, the Company fully repaid the two 8% unsecured promissory notes.

Revolving Credit

In March 2018, the Company entered into an unsecured Senior Revolving Credit Agreement (the “Revolving Credit”). On March 24, 2021, the Company re-paid the Revolving Credit and the accumulated interests.

18% Promissory Notes

On May 25, 2020, the Company entered into two 18% promissory note agreements. The two promissory notes have a cumulative principal of $2,000. On March 24, 2021, the Company early re-paid the remaining outstanding balance, including accumulated interests.

14. Common Stock

As of September 30, 2021, the Company’s charter authorized the issuance of up to 285,774,102 of Class A common shares of common stock at $0.0001 par value per share, 14,225,898 of Class B common shares of common stock at $0.00001 par value per share and 100,000,000 shares of preferred stock at $0.00001 par value per share.

Holders of shares of Class A Common Stock will be entitled to cast one vote per share and holders of shares of Class B Common Stock will be entitled to cast the lesser of (a) ten votes per share of Class B common stock or (b) such number of votes per share as shall equal the ratio necessary so that the votes of all outstanding shares of Class B Common Stock shall equal sixty percent (60%) of all shares of Class A Common Stock and shares of Class B Common Stock entitled to vote as of the applicable record date on each matter properly submitted to stockholders entitled to vote. At the Closing Date, an aggregate of 1,600,000 shares of Helbiz Class B common stock issuable to the Helbiz CEO and Founder, Salvatore Palella, were deposited into a third-party escrow account to serve as Helbiz’s exclusive security for the Founder’s obligation to indemnify Helbiz under the Merger Agreement. The survival period for such indemnification is 12 months.

Public Warrants

As of September 30, 2021, the Public Warrants outstanding are 8,400,000 with a strike price of $11.50 and they became exercisable on August 12, 2021. On September 23, 2021, the Public Warrants became exercisable for cash by the effectiveness of a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants.

The Public Warrants will expire five 5 years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,
●	if, and only if, the reported last sale price of the Class A shares of common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to warrant holders, and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

15. Share based compensation

2020 Equity Incentive Plan

On April 1, 2020, the Company adopted the 2020 Equity Incentive Plan (2020 Plan) under which the Company may issue options to purchase its common stock to selected employees, officers, and director of the Company. Upon original approval, the Company reserved 1,600,000 shares of the Company’s common stock for issuance under the 2020 Plan. The entire 2020 Plan has been granted by previously hired employees, officers, and directors. Starting from April 1st 2021, Portion of the plan become vested. On August 12, 2021, the 2020 Plan has been assumed by GRNV and converted into 7,409,701 options to acquire shares of GRNV’s Class A Common Shares.

The table shows further details regarding the 2020 Plan as of December 31, 2020, and September 30, 2021, considering a retroactive application of the conversion ratio.

	Number of Options under the 2020 Plan	Strike Price	Number of Options granted	Number of Options vested	Number of Options unvested
2020 Plan, as of December 31, 2020	7,415,262	$2.16	7,409,701	0	7,409,701
2020 Plan, as of September 30, 2021	7,415,262	2.16	7,400,362	4,195,996	3,204,367

The Company recorded stock-based compensation expenses in the consolidated statements of operations for the three and nine months ended September 30, 2021, and September 30, 2020, as follows.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of revenue	$5	12	$22	$24
Research and development	67	236	372	472
Sales and marketing	47	170	261	340
General and administrative	324	1,170	1,818	2,340
Total stock-based compensation expense for the 2020 Plan	$443	1,588	$2,473	$3,176

2020 CEO Performance Award

On April 1, 2020, the Company adopted the 2020 CEO Performance Award under which the Company issued options to purchase its common stock to its CEO and Founder, Salvatore Palella. The Company reserved 600,000 shares of the Company’s common stock for issuance under the 2020 CEO Performance Award. Under the 2020 CEO Performance Award, nonqualified stock options are granted at the IPO price. The Company considers August 12, 2021, as the Grant Date of the 2020 CEO Performance Award.

The table shows further details regarding the 2020 CEO Performance Award as of September 30, 2021.

	Number of Options under the plan	Strike Price	Number of Options granted	Number of Options vested	Number of Options unvested
CEO Performance Award as of September 30, 2021.	*600,000	$8.14	600,000	0	600,000

*	The 600,000 options are divided in 20 different tranches composed by 30,000 options each.

The 2020 CEO Performance Awards vests upon the satisfaction of the market conditions. In detail, the market conditions will be satisfied in 20 different tranches, with each related to a certain Market capitalization Milestone. The lowest tranche is $500 million the highest is $100 billion; each of the twenty tranches has 30,000 options to buy 30,000 Class A common shares.

The Company evaluated the fair value of each tranche of the award incorporating all aspects of the terms and conditions, probability of vesting, and the derived service period at the date of grant. In detail, the Company estimated the fair value of each tranche using a Monte Carlo simulation and the following assumptions.

August 12, 2021 – Grant Date
Expected volatility	66.8%
Expected return (risk-free rate)	0.82%
Time to maturity in years	20.00
Trading days per year	251

Based on the above, the cumulative fair value of the 20 tranches of the awards was estimated at the date of grant, to be $3,586. In detail, the weighted-average period over which compensation will be recorded and the weighted-average fair value resulted from the Monte Carlo simulation were 10.75 years and $5.98, respectively; considering that the highest market milestone has a derived service period of 17.54 years.

As a result, the Company calculated the fair value of each tranche and the related compensation costs will be recorded on a straight-line basis between the grant date and the estimated vesting date of each tranche.

The Company recorded stock-based compensation expenses for the 20 tranches amounted to $55 in the General and administrative account, for the three and nine months ended September 30, 2021.

Stock Options granted to the independent board members

On August 12, 2021, the Company issued options to purchase its common stock to its independent board members: Lee Stern, Guy Adami and Kimberly Wilford. The Company reserved 225,000 shares of the Company’s common stock for issuance under those agreements. Based on the three agreements, nonqualified stock options are granted at $8.14 (closing price on August 12, 2021). The service condition is satisfied over a period of one year, and the options will vest in equal amount of 56,250 on a quarterly basis.

The fair value of the stock option assigned to the three independent board members was estimated at August 12, 2021, to be $1.55, using the modified Black-Scholes option pricing model and the following assumptions:

August 12, 2021 – Grant Date
Expected volatility	66.8%
Risk-free interest rate	0.10%
Expected term (years)	1.00

The Company recorded stock-based compensation expenses amounted to $47 in the General and administrative account, for the three and nine months ended September 30, 2021, no compensation costs have been recorded for the three and nine months ended September 30, 2020.

Common Shares issued in exchange of services received

During the nine months ended September 30, 2021, and September 30, 2020, the Company issued 396,226 and 66,186 Class A Common Shares to Company’s vendors, respectively; in exchange for services rendered to the Company, the number of common shares issued have been adjusted considering a retroactive application of the conversion ratio.

A portion of the Common Shares issued during the first nine months of 2021 and 2020 — 5,720 and 52,574 Common Shares, respectively — are related to a financial advisor for services rendered in conjunction with private placements. The Company allocated the fair value of the Common Shares issued to the Placement Agent, as discount of the gross proceeds received for the private placement transaction. During the nine months ended September 30, 2021, and September 30, 2020, Placement Agent fees paid by Common Shares are $34 and $177, respectively and they were recorded as reduction of Sales of Common Shares.

The remaining 388,472 Common Shares issued during the first nine months of 2021 and the 13,162 issued during the first nine months of 2020 have been issued to Company’s lawyers, financial advisors, marketing and communication consultants. The Company recorded those stock-based compensation expenses to those consultants in the condensed consolidated statements of operations, based on their fair value as below.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales and marketing	1,160	—	1,160	65
General and administrative	2,599	—	2,697	—
Total stock-based compensation expense for services received	$3,759	—	$3,857	$65

16. Commitments and Contingencies

The Company entered into various non-cancellable operating lease agreements for office facilities, Permit and brand licensing, and corporate housing with lease periods expiring through 2023. These agreements require the payment of certain operating expenses, such as taxes, repairs and insurance and contain renewal and escalation clauses. Rent expense under these agreements is recognized on a straight-line basis.

Future annual minimum lease payments as of September 30, 2021, are as follows:

Amount
Year ending December 31:
Remainder of 2021	$1,418
2022	1,520
2023	508
Thereafter	34
Total	$3,479

Rent expense under operating leases was $663 and $1,782 for the three and nine months ended on September 30, 2021, and $339 and $877 for the three and nine months ended on September 30, 2020. The terms of the leases provide for rental payments on a monthly basis and on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

Helbiz Live

In August 2021 the Company launched Helbiz Live, its streaming media content offering, in conjunction with the beginning of the 2021-2022 season of the Italian Serie B soccer league.

In connection with the launch of Helbiz Live, Helbiz will bear the following payments:

Amount
Year ending December 31:
Remainder of 2021	$5,246
2022	16,841
2023	17,085
Thereafter	8,833
Total	$48,005

17. Net Loss Per Share

Net income (loss) per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. As a result of the business combination, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding for all periods presented prior to August 12, 2021, by multiplying them by the Conversion Ratio used to determine the number of common shares into which they converted.

The following table sets forth the computation of basic and diluted net loss per share.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss adjusted for Deemed Dividends and Deemed Dividends equivalents	$(28,734)	(5,690)	$(51,035)	$(15,564)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	26,265,400	19,923,107	23,511,764	17,785,025
Net loss per share attributable to common stockholders, basic and diluted	$(1.09)	(0.29)	$(2.17)	$(0.88)

The following potentially dilutive outstanding shares (considering a retroactive application of the conversion ratio) were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
2020 Stock Option Plan	7,400,362	7,409,701	7,400,362	7,409,701
Public Warrants	8,400,000	—	8,400,000	—
GRNV Sponsor Private Warrants	2,100,000	—	2,100,000	—
Class B Common Shares - Held in escrow for indemnification purpose	1,600,000	—	1,600,000	—
2020 CEO Performance Award	600,000	600,000	600,000	600,000
Stock Options granted by the independent board members	225,000	—	225,000	—
Convertible Preferred Stock Series B (1)	—	1,313,753	—	1,313,753
Vienna Warrants (2)	—	95,921	—	95,921
Series A Warrants (3)	—	192,468	—	192,468
Other Liability Warrants (4)	—	175,088	—	175,088
Equity Warrants	—	479,916	—	479,916
Equity Award for Non-employees with Performance condition not satisfied	—	162,302	—	162,302
Total number of Common Shares not included in the EPS Basic and diluted	20,325,362	10,429,149	20,325,362	10,429,149

(1)	The number of Common Shares presented is based on the actual number of Common Shares issued for the conversion of 453 Convertible Preferred Stock Series B, on August 12, 2021.

(2)	The number of Common Shares presented is based on the actual number of Common Shares issued for the early exercise of the Vienna Warrants, on December 12, 2020, and converted on August 12, 2021.

(3)	The number of Common Shares presented is composed by: (i) 103,638 Common Shares issued on December 12, 2020, for the early exercise of a portion of the Series A Warrants outstanding and converted on August 12, 2021, and (ii) 88,830 Common Shares represents an estimate of the Company.

(4)	The number of Common Shares presented is based on the actual number of Common Shares issued for the early conversion of those liability warrants, on December 12, 2020, and converted on August 12, 2021.

18. Segment and geographic information

We determine our operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions, and evaluates operating performance.

As of September 30, 2021, the Company has three operating and reportable segments, of which one named Helbiz Kitchen is considered not material and included in All Other.

Segment	Description

Mobility	Mobility offering allow consumer to move around the city using green and electric vehicles as scooters, bikes and mopeds. Mobility also includes partnership and sponsorship agreements.

Live	Contents offerings allow consumer to watch live events on the App Helbiz Live. Live segment also includes business related to the commercialization and distribution of media contents to third-parties, such as media communication operators.
All Other	All Other are mainly related to delivery offerings and a licensing agreement.

For information about how our reportable segments derive revenue, refer to Note 5 – Revenue recognition. Our segment operating performance measures are segment Revenue and Cost of Revenue. The CODM does not evaluate operating segments using asset information and, accordingly, we do not report asset information by segment. The following table provides information about our segments and a reconciliation of the total segment Revenue and Cost of revenue to loss from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Mobility	3,890	2,013	7,888	2,671
Live	760	—	760	—
All Other	52	—	52	205
Total revenues	$4,702	$2,013	$8,700	$2,876

Cost of revenue
Mobility	(6,438)	(2,235)	(16,920)	(4,806)
Live	(2,732)	—	(2,732)	—
All Other	(562)	—	(562)	—
Total Cost of revenue	$(9,844)	$(2,235)	$(20,421)	$(4,806)

Reconciling Items:
Research and development	(853)	(441)	(2,017)	(1,031)
Sales and marketing	(4,374)	(1,717)	(6,782)	(3,298)
General and administrative	(9,298)	(3,237)	(15,891)	(6,891)
Loss from operations	$(19,668)	$(5,618)	$(36,411)	$(13,150)

Revenue by geography is based on where the trip was completed, or media content occurred. The following table set forth revenue by geographic area for the three and nine months ended September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Italy	3,660	1,958	6,342	2,575
United States	1,042	55	2,358	96
All other countries	—	—	—	205
Total revenues	$4,702	$2,013	$8,700	$2,876

Long-lived assets, net includes property and equipment, intangible assets, goodwill and other assets. The following table set forth long-lived assets, net by geographic area as of September 30, 2021 and December 31, 2020.

	September 30,	December 31,
Non-Current Assets	2021	2020
Italy	$16,946	$2,785
United States	1,426	1,446
All other countries	139	110
Total accrued expenses and other current liabilities	$18,511	$4,341

19. Related Party Transactions

During May and June 2021, our majority shareholder and sole director has lent Helbiz, funds on an interest-free basis for cumulative gross proceeds of $2,010 through Promissory Notes. On August 16, 2021, the Company repaid the principal of the 0% CEO Promissory Notes.

During the period ended September 30, 2020, our majority shareholder and sole director repaid $1,042 of a loan that we made to him. Our majority shareholder and sole director completely settled all amounts that he owed to us during 2020.

20. Subsequent Events

The Company has determined, for recognition or disclosure in these financial statements, the following material subsequent events.

Exercise of Public Warrants

During the month of October 2021, 663,419 Public Warrants have been exercised and converted into 633,419 Class A Common Shares for cumulative gross proceeds deposited into Helbiz bank accounts of $7,629.

Convertible Notes

On October 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with YA II, Ltd. (the “Note holder”), pursuant to the terms of the SPA, the Company issued to the Note holder the followings: (i) 150,000 shares of Class A common stock as a commitment fee, (ii) a first convertible note in the principal amount of $15 million, (iii) 1,000,000 Warrants to buy 1,000,000 Class A common shares with an exercise price of $20.00 per share, (iv) a second convertible in the principal amount of $10 million, issued on October 27, 2021, and (v) a third convertible note in the principal amount of $5 million, issued on November 12, 2021. In exchange for the issuances of the commitment Shares, the three convertible notes and the warrants, we received from the Note holder proceeds of $30 million.

Each of the three convertible note matures on the one-year anniversary date of the issuance of such convertible note and bears interest at a rate of 5% per annum. In case of an event of default under the convertible notes, the interest rate increases to 15% per annum.

Additionally, the Company is required to pay a redemption premium in two circumstances: (i) if Helbiz redeems the convertible notes prior to maturity, the Company must pay a redemption fee equal to 10% of the principal amount being redeemed thereafter. Alternatively, the Company is required to start making monthly payments if 90 days after the issuance of a Note the daily volume-weighted average is less than $10.00 for ten trading days during a period of 15 consecutive trading days (the “Triggering Date”).  Each monthly payment shall be in an amount equal to the sum of (i) the principal amount outstanding as of the Triggering Date divided by the number of such monthly payments until maturity, (ii) a redemption premium of 10% of such principal amount and (iii) accrued and unpaid interest hereunder as of each payment date. Under certain circumstances, such payments after a Triggering Date may no longer be required. The maximum value of the redemption premium is $3,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with its consolidated financial statements and the related notes. Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to its plans and strategy for its business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following discussion refers to the financial results of Helbiz, Inc., for the three months ended September 30, 2021, and 2020, for the nine months ended September 30, 2021, and 2020 and the year ended December 31, 2020. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refers to Helbiz and its affiliates. Except for per share data and as otherwise indicated, all dollar amounts set out herein are in thousands.

Overview

Helbiz, Inc. (and with its subsidiaries, where applicable, “Helbiz” or the “Company”) was incorporated in the state of Delaware in October 2015 with headquarter in New York, New York. We are an intra-urban transportation company that seeks to help urban areas reduce their dependence on individually owned cars by offering affordable, accessible and sustainable forms of personal transportation, specifically addressing first and last mile transport.

Founded on a proprietary technology platform, we offer a sharing economy that allows users to instantly rent electric vehicles directly from our mobile application. We currently have a strategic footprint in growing markets with offices in New York, Milan, Belgrade and Singapore, with additional operational teams around the world. We currently have electric vehicles operating in the United States and Europe.

During 2021, we decided to enter into a new business line: the acquisition and distribution of contents including live sport events. We developed a new app, Helbiz Live, which is a separate app from the micro-mobility platform. Starting from August 2021, we have broadcasted the Italian Serie B Soccer League in the United States, Italy and Serbia as well as other contents.

During 2021, we decided to expand our product offering, through our wholly-owned Italian subsidiary, Helbiz Kitchen Italia S.r.l. In July 2021, we launched a delivery-only “ghost kitchen” restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order meals, in Milan. The service is fully integrated in the micro-mobility platform.

Business Combination and Organization

On August 12, 2021 (the “Closing Date”), we consummated a business combination as contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated February 8, 2021, by and among GreenVision Acquisition Corp. (“GRNV”), GreenVision Merger Sub, Inc., a wholly owned subsidiary of GRNV (“Merger Sub”), Helbiz Holdings Inc. (known as Helbiz, Inc. prior August 12, 2021) and Salvatore Palella (as representative of the shareholders of Helbiz Holdings Inc.). The Merger Agreement provided for the acquisition of Helbiz Holdings Inc. by GRNV pursuant to the merger of Merger Sub with and into Helbiz Holdings Inc. (the “Business Combination”), with Helbiz Holdings Inc. continuing as the surviving entity and a wholly owned subsidiary of GRNV. On the Closing Date, and in connection with the closing of the Merger Agreement, GRNV changed its name to Helbiz, Inc.

In connection with the execution of the Merger Agreement, GRNV entered into subscription agreements (the “Subscription Agreements”) and registration rights agreements (the “PIPE Registration Rights Agreements”), with certain institutional and accredited investors some of whom transferred their obligations to additional institutional and accredited investors that entered into additional Subscription Agreements (collectively, the “PIPE Investors”). The PIPE Investors collectively subscribed for an aggregate 2,650,000 GRNV units at $10.00 per unit, with each unit consisting of one share of Class A Common Stock and a warrant to purchase one share of Class A Common Stock exercisable at $11.50, for aggregate gross proceeds of $26.5 million (the “PIPE Investment”), of which $5 million was in the form of cancelation of Helbiz Holdings Inc. promissory notes. Under the terms of the Merger Agreement, the PIPE Investment was to be for a minimum of $30 million, but the parties to the Merger Agreement waived that closing condition. The PIPE Investment was consummated substantially concurrently with the Closing.

On the Closing Date, each Helbiz Holdings share issued and outstanding immediately prior to the business combination date was canceled and automatically converted into the right to receive 4.63 (the “conversion ratio”) GRNV shares of the respective class. Each outstanding Helbiz Holdings option was assumed by GRNV and automatically converted into an option to purchase such number of shares of Class A Common Stock equal to the product of (i) 4.63 and (ii) the option holder’s Helbiz Holdings options. Based on the conversion ratio, GRNV exchanged all of the 5,285,887 outstanding Helbiz Holdings shares for (i) 10,271,750 shares of GRNV’s Class A Common Stock and 14,225,898 shares of GRNV’s Class B Common Stock, each based on a price of $10.00 per share. Additionally, GRNV assumed all the 1,598,800 Helbiz Holdings outstanding options converted into 7,409,701 options to acquire shares of GRNV’s Class A Common Stock.

MiMoto Smart Mobility S.r.l. – Acquisition

On April 1, 2021, we acquired 100% of the equity interest of MiMoto Smart Mobility S.r.l. (“MiMoto”), a dockless e-moped sharing private company based in Milan, Italy. MiMoto represents an expansion in the mobility business; in detail, it allows us to enter into the e-mopeds sharing business. The acquisition of MiMoto has been accounted for as a business combination. The purchase price of $12,544 (paid in 1,057,740 shares of our common stock assuming a retroactive application of the conversion ratio, and $2,155 in cash).

The MiMoto purchase price has been preliminary allocated as follows: $1,870 to government relationship, $887 to customer relationship, $664 to assets acquired and $1,848  to liabilities assumed based on their estimated fair value on the acquisition date, and the excess of $10,971 of the purchase price over the fair value of net assets acquired was recorded as goodwill. Goodwill is primarily attributable to the expected synergies and monetization opportunities arising from the acquisition, including the ability to obtain further licenses in the electric sharing environment and gain efficiencies with the use of MiMoto’s know-how, technology and existing processes. Government relationships and Customer relationships accounted as Intangible Assets are amortized on a straight-line basis over their estimated useful life, 3 years. Government relationships represent the operating e-mopeds sharing agreements with municipalities, entered by MiMoto in previous years. Customer relationships represent the customer based owned by MiMoto through its platform.

Mobility - Key Financial Measures and Indicators

Quarterly Active Platform Users.    We define QAPUs as the number of unique users who completed a ride on our platform at least once in three months. While a unique user can use multiple product offerings on our platform in a given quarter, that unique user is counted as only one QAPU. We use QAPUs to assess the adoption of our platform and frequency of transactions, which are key factors in our penetration of the markets in which we operate.

Trips.    We define Trips as the number of completed rides in a given period. To further clarify, a single-use Helbiz ride is recognized as a unique “Trip” upon completion of each ride. We believe that Trips is a useful metric to measure the scale and usage of our platform.

Active Markets.    We track the number of active markets (cities) that we operate in. We believe that increasing the markets for expansion is fundamental to the success of our core business for the foreseeable future.

Italian licenses

We are a substantial operator in Italy in the micro-mobility environment, based on number of licenses awarded, and number of vehicles authorized. During the nine months ended September 30, 2021, we provided sharing electric mobility services in the following Italian cities:

•        E-scooter: Rome, Milan, Turin, Naples, Parma, Palermo, Collegno, Pisa, Modena, Ravenna, Latina, Pescara, Bari, Ferrara, Otranto, Fiumicino, Montesilvano, Cesena, Reggio Emilia, Parma, Bardonecchia, and Santarcangelo di Romagna.

•       E-bike: Turin, Cesena, and Latina

•        E-moped: Milan, Turin, Florence, Genova, Rimini, Tigullio, and Pescara.

In detail, during the three months ended September 30, 2021, we launched e-scooter services in Reggio Emilia Santarcangelo di Romagna, and Bardonecchia: additionally, we launched e-moped services in Florence, Rimini, Tigullio, and Pescara.

United States

During the nine months ended September 30, 2021, we provided the following services in the following U.S. cities:

•        Washington, D.C. we provided e-bike and e-scooter services;

•        Miami, Florida. we provided e-scooter service;

•        Jacksonville, Florida. we provided e-scooter service;

•        Richmond, Virginia. we provided e-scooter service;

•        Alexandria, Virginia we provided e-scooter service;

•        Arlington, Virginia we provided e-scooter service;

•        Santa Barbara, California we provided e-scooter and e-bike services;

•        Durham, North Carolina we provided e-scooter service;

•        Waterloo, Iowa we provided e-scooter service;

•        Oklahoma City, Oklahoma we provided e-scooter service; and

•        Atlanta, Georgia we provided e-scooter and e-bike service.

In detail, during the three months ended September 30, 2021, we launched e-scooter services in Santa Barbara, Oklahoma City, Waterloo and Durham, and we closed the operations in Atlanta.

Impact of COVID-19 to our Business.

In March 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a pandemic. The COVID-19 pandemic has rapidly changed market and economic conditions globally, impacting riders, consumers, and business partners, as well as our business, results of operations, financial position, and cash flows. Various governmental restrictions, including declaration of a federal National Emergency, multiple cities’ and states’ declarations of states of emergency, school and business closings, quarantines, restrictions on travel, limitations on social or public gatherings, and other measures have, and may continue to have, an adverse impact on our business and operations, including, for example, by reducing the global demand for micro-mobility rides. Furthermore, we are experiencing and expect to continue to experience a supply-chain constraints.

We continue to prioritize the health and safety of our employees and customers. We are focusing on navigating the challenges presented by COVID-19 by managing our cash flow in order to meet our short-term liquidity needs. We have responded to the COVID-19 pandemic by launching new services such as media contents and delivery of foods. As vaccination rates increase in the United States and Europe, we are observing that governmental authorities are requesting more often sharing micromobility services which guarantee social distancing.

While we continue to assess the impact of COVID-19 outbreak, we are unable to accurately predict the full impact of COVID-19 on our business, results of operations, financial position, and cash flow due to numerous uncertainties.

Impact of the launch of new business lines

Helbiz Live

In August 2021, we launched Helbiz Live, our streaming media content offering, in conjunction with the beginning of the 2021-2022 season of the Italian Serie B soccer league.

In connection with the launch of Helbiz Live, we entered in the following agreements:

•	Helbiz Media acquired the rights to broadcast, on a non-exclusive basis in Italy, approximately 390 Serie B regular season games for the next three seasons at a cost of €12 million (approximately $14.4 million) per season. On September 30, 2021 we paid the first two tranches equaling €3.2 million (approximately $3.7 million).

•	Helbiz Media has been appointed by the League Serie B as the exclusive distributor of the Series B international media rights and as a result of such agreement, Helbiz Media will commercialize such international rights on behalf of the League Series B with a minimum commitment of €2.5 million per season (approximately $3 million) that Helbiz Media will guarantee to the League Series B. As of September 30, 2021, we paid the first two tranches totaling €470 thousands (approximately $550 thousands). This results in an additional cost to Helbiz of at least €2.5 million annually. However, Helbiz will retain sales revenues up to the first €2.5 million with sales revenues exceeding the €2.5 million threshold subject to a revenue sharing arrangement between Helbiz Media and League Series B.

•	Helbiz Media has signed an agreement with a third-party for advisory services, operational support for set-up, content integration and distribution support for the Serie B contents. The operational costs for the services will be between $1.4 million and $2.2 million per season.

•	Helbiz Media hired 8 people to support this business line.

•	Helbiz Media invested and will continue to invest up to $1.5 million in promotional and marketing activities, per season, but has no obligation to do so.

The table below shows the Helbiz Live revenues recorded during the three months ended September 30, 2021 which represents the first period of operations.

	Three Months Ended September 30,
	2021	2020
Live Revenue		—
Commercialization of Media rights	671	—
Subscriptions	89	—
Total Live Revenue	$760	$—

Helbiz Kitchen

In July 2021, we launched Helbiz Kitchen, a delivery-only “ghost kitchen” restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order meals.

In connection with the launch of Helbiz Kitchen, we have incurred the following expenses and obligations:

•	The lease of an approximately 21,500 square foot facility in Milan, Italy at a cost of €120,000 ($144,000) per year.

•	The hiring of 56 people.

•	Procurement of raw materials for approximately €250,000 ($300,000), for setting-up the business operations.

•	Purchase of 20 e-mopeds for €98,000 ($120,000).

The revenues generated by Helbiz Kitchen from the launch (July 2021) of the services, recorded as Other revenues, are immaterial.

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the Three Months Ended September 30, 2021 and 2020, and the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our consolidated results of operations for the three months ended September 30, 2021, and 2020, and the nine months ended September 30, 2021, and 2020, respectively:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Net revenue	$4,702	$2,013	$8,700	$2,876
Operating expenses:
Cost of revenues(1)	9,844	2,235	20,421	4,806
R&D expenses(1)	853	441	2,017	1,031
Sales and marketing(1)	4,374	1,717	6,782	3,298
General and administrative(1)	9,298	3,237	15,891	6,891
Total operating expenses	24,370	7,631	45,111	16,026

Loss from operations	(19,668)	(5,618)	(36,411)	(13,150)
Total other expenses, net	(8,641)	(26)	(14,094)	(2,011)
Income Taxes	(7)	(11)	(40)	(17)
Net Loss	(28,316)	(5,655)	(50,545)	$(15,176)

	Three Months ended September 30		Nine Months ended September 30,
	2021	2020	2021	2020
Net revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenues(1)	209%	111%	235%	167%
Research and Development(1)	18%	22%	23%	36%
Sales and marketing(1)	93%	85%	78%	115%
General and administrative(1)	198%	161%	183%	240%
Total operating expenses	518%	379%	519%	557%

Loss from operations	(418)%	(279)%	(419)%	(457)%
Total other expenses, net	(184)%	(1)%	(162)%	(70)%
Income Taxes	(0)%	(1)%	(0)%	(1)%
Net Loss	(602)%	(281)%	(581)%	(528)%

(1)	Includes stock-based compensation for employees and services received, as follows

	Three Months ended September 30		Nine Months ended September 30,
	2021	2020	2021	2020
Stock-based Compensation:
Cost of revenues	5	12	22	24
Research and Development	67	236	372	472
Sales and marketing	1,206	235	1,518	405
General and administrative	3,127	1,170	4,621	2,340
Total Stock-based Compensation	$4,405	$1,653	$6,533	$3,241

Net Revenue

	Three Months ended September 30			Nine Months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Mobility revenues	$3,890	$2,013	93%	$7,888	$2,671	193%
Pay per ride	3,093	1,689	83%	6,192	2,145	189%
Subscriptions	541	195	177%	1,156	209	453%
Partnership revenues	256	129	98%	540	317	70%
Live revenues	760	—	100%	760	—	100%
Commercialization of Media Rights	671	—	100%	671	—	100%
Subscriptions	89	—	100%	89	—	100%
Other revenues	$52	$—	100%	$52	$205	(75)%
Total Revenues	$4,702	$2,013	134%	$8,700	$2,876	203%

Total revenue increased by $2,689, or 134%, from $2,013 for the three months ended September 30, 2020, to $4,702 for the three months ended on September 30, 2021. The same trend is observable for the nine months ended September 30, 2021, and 2020, as total revenue increased by $5,824, or 203%, from $2,876 for the nine months ended September 30, 2020, to $8,700 for the nine months ended September 30, 2021. This increase was primarily due to the core business – mobility – and the related main caption: “pay per ride revenue”. In detail, the increase followed our growth in the micro-mobility sharing market in Italy and the United States. Additionally, the revenue growth benefits from the launch of the new business line: Helbiz Live.

Mobility revenues

Mobility revenues increased by $1,877, or 93%, from $2,013 for the three months ended September 30, 2020, to $3,890 for the three months ended on September 30, 2021. The same trend is observable for the nine months ended September 30, 2021, and 2020, as mobility revenue increased by $5,217, or 193%, from $2,671 for the nine months ended September 30, 2020, to $7,888 for the nine months ended September 30, 2021.

In May 2020, we introduced a subscription offer called Helbiz Unlimited which allows a customer to use our e-scooters and e-bikes in exchange for a monthly fee. During the nine months ended September 30, 2021, more than 30,000 customers have subscribed the Helbiz Unlimited offer, generating a cumulative revenue of $1,156 with an increase of $947, or 453%, from $209 for the nine months ended September 30, 2020.

Live revenues

Helbiz Live revenues are related to the launch of the new business line, which occurred in August 2021. In the first month and half of operations Live generated revenues amounted to $760. In detail, we recorded Revenues for $89 from Helbiz Live monthly and yearly subscriptions, and $671 from the Commercialization of Media Rights outside Italy.

Cost of Revenue

	Three Months ended September 30,			Nine Months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Cost of revenue	$9,844	$2,235	340%	$20,421	$4,806	325%
Of which Amortization, Depreciation and write-off	1,553	761	104%	4,798	2,022	137%
Of which Stock-based Compensation	5	12	(58)%	22	24	(8)%

Cost of Revenue increased by $7,609 or 340%, from $2,235 for the three months September 30, 2020, to $9,844 for the three months ended September 30, 2021. A similar increase can be observed between the nine months ended September 30, 2020, and 2021, as Cost of Revenue increased by $15,615, or 325%. Such increase was primarily due to a larger fleet size and the opening of several new cities across Europe and the United States, the launch of which implied significant operative investments, as well as the increase of fleet size in Cities we were already operating. Additionally, the increase observable for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is partially explained by the launch of Helbiz Live, which contributed to Cost of revenue for $2,732.

Depreciation, Amortization and write-off expenses, one of the main drivers of Cost of Revenue, increased by $792, or 104%, from $761 for the three months ended September 30, 2020, to $1,553 for the three months ended September 30, 2021.

Research and Development

	Three Months ended September 30,			Nine Months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Research and development	$853	$441	93%	$2,017	$1,031	96%
Of which Stock-based Compensation	67	236	(72)%	372	472	(21)%

Research and Development expenses increased by $412 or 93%, from $441 for the three months ended September 30, 2020, to $853 for the three months ended September 30, 2021, and $986, or 96%, from $1,031 for the nine months ended September 30, 2020, to $2,017 for the nine months ended September 30, 2021. Such increase is mainly driven by the continuous investments in the in-house IT engineering team, including stock-based compensation, as well as the in-house development of Helbiz Kitchen integration and Helbiz Live App/platform.

Sales and Marketing

	Three Months ended September 30,			Nine Months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Sales and marketing	$4,374	$1,717	155%	$6,782	$3,298	106%
Of which Stock-based Compensation	1,206	235	413%	1,518	405	275%

Sales and marketing expenses increased by $2,657 or 155%, from $1,717 for the three months ended September 30, 2020, to $4,374 for the three months ended September 30, 2021, and $3,484, or 106%, from $3,289 for the nine months ended September 30, 2020, to $6,782 for the nine months ended September 30, 2021. The increase is in line with our strategy focused on significant investment in advertising, promotional and business development initiatives. The marketing activities are followed by our employees and third-party advisors. Stock-based compensation registered a 413% increase, from $405 for the nine months ended September 30, 2020, to $1,518 for the nine months ended September 30, 2021. Such increase is primarily related to the issuance of 115,958 Class A Common shares to communication and advertising consultants.

General and Administrative

	Three Months ended September 30,			Nine Months ended September 30,
	2021	2020	% Change	2021	2020	% Change
General and administrative	$9,298	$3,237	187%	$15,891	$6,891	131%
Of which Stock-based Compensation	3,127	1,170	167%	4,621	2,340	97%

General and Administrative expenses increased by $6,061 or 187%, from $3,237 for the three months ended September 30, 2020, to $9,298 for the three months ended September 30, 2021, and $9,000, or 131%, from $6,891 for the nine months ended September 30, 2020, to $15,891 for the nine months ended September 30, 2021. The increase is mainly driven by our investment in the personnel-related compensation costs, hiring employees and professional service fees. Additionally, the General and Administrative costs increased significantly following our merger and related listing process. Stock-based compensation registered a 97% increase, from $2,340 for the nine months ended September 30, 2020, to $4,621 for the nine months ended September 30, 2021. Such increase is primarily related to: (i) the issuance of 272,514 Class A Common shares to our SEC legal counsel and other consultants, (ii) 225,000 stock options assigned to the three independent board members, and (iii) grant of the CEO Performance Award.

Total other income (expense), net

	Three Months ended September 30,			Nine Months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Interest expense	$(562)	$(410)	37%	$(1,627)	$(1,076)	51%
Fair value adjustments	$(8,038)	$(653)	1,131%	$(12,166)	$(1,233)	887%
Gain on extinguishment of debts	—	1,055	100%	—	323	100%
Other income (expense)	$(41)	$(18)	128%	$(301)	$(25)	1,104%
Total other income (expense), net	$(8,641)	$(26)	33,135%	$(14,094)	$(2,011)	601%

Interest expenses

Interest expenses increased by $152, or 37%, from $410 for the three months ended September 30, 2020, to $562 for the three months ended September 30, 2021, and $551, or 51%, from $1,076 for the nine months ended September 30, 2020, to $1,627 for the nine months ended September 30, 2021. Such increase is mainly driven by the new financial liabilities we entered into to support the expansion of the mobility and Live businesses.

Fair value adjustments

Fair value adjustment shows an increase of $7,385, increased by 1,131% from $653 for the three months ended September 30, 2020, to $8,038 for the three months ended September 31, 2021. The negative impact is mainly driven by the events described below:

•        In March 2021, we recorded a significant loss for an increase of the fair value of the 2020 Warrants Purchase Agreement, converted into common shares as of March 26, 2021.

•        On September 21, 2021, I-bankers exercised on a cashless basis the 287,500 Private Warrants issued by GRNV, and we issued 165,289 Class A Common Shares. The exercise of the aforementioned warrants generated a loss amounted to $4,537 which represents the fair value adjustment of the warrants from August 12, 2021, (Business combination closing date) to September 21, 2021.

•        $5,330 loss are related to the fair value adjustment of the 2,100,000 GRNV Sponsor Private Warrants for the period from August 12, 2021, (Business combination closing date) to September 30, 2021.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from outside sources of invested capital. We have had, and expect that we will continue to have, an ongoing need to raise additional cash from outside sources to fund its operations and expand its business. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed. Successful transition to attaining profitable operations depends upon achieving a level of revenues adequate to support our cost structure.

As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents of $7,943 thousands, excluding restricted cash of $110 thousands. Cash and cash equivalents consisted of bank deposits in U.S. Dollar and Euro.

We collect the fees from riders using a third-party processing payment provider. In detail, we collect the fees between 2 to 5 days after the completion of the ride. We also collect charges and fees from partners for specific advertising or co-branding activities, within 30 days from the events. Additionally, Helbiz Live media operators pay Helbiz Live within 60 days for the international audiovisual rights.

During the last quarter of 2020, certain European countries, including Italy, have experienced a resurgence of COVID-19 cases and reimposed restrictions. These rules and impacts are ongoing and have continued into the first three months 2021. We continue to closely monitor the impact of the COVID-19 pandemic.

We plan to continue to fund our operations and expansion plan, including the new business lines through debt and equity financing, for the next twelve months.

We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our growth and expanded operations, including the new business lines. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Indebtedness

The following table summarizes our indebtedness as of September 30, 2021:

As of September 30, 2021

Current Financial Liabilities	$6,989
Current portion of long-term financial Debts	1,585
Other current financial liabilities	74
Warrants	5,330
Non-Current Financial Liabilities	18,215
Promissory Notes	88
Secured Long Term Loan	12,838
Long-term Loans, net	5,289
Total Financial Liabilities	$25,204

Warrants, categorized as liability

As of September 30, 2021, the warrants categorized as liability are composed by the 2,100,000 GRNV Sponsor Private Warrants, which have identical terms of the Public Warrants (categorized as equity) underlying the Units sold in the GRNV Initial Public Offering and PIPE transaction.

Additionally, the GRNV Sponsor Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the GRNV Sponsor Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the GRNV Sponsor Private Warrants will be redeemable by us and exercisable by such holders on the same basis as the Public Warrants.

Financial debts, net

12.7% Secured Long Term Loan, net

On March 23, 2021, we entered into a $15,000 secured term loan facility with an institutional lender. The loan agreement has a maturity date of December 1, 2023, with a prepayment option for us after 12 months. At inception, we prepaid interests and an insurance premium for $2,783. As of September 30, 2021, we accounted the loan as Non-Current Financial liabilities net of intermediary fees and bank fees, and the $436 and $890 in interest expenses respectively for the three and nine months ended on September 30, 2021, as Interest expenses, net.

8% Promissory note, issued in 2021

On June 18, 2021, and July 1, 2021, we entered into two unsecured promissory note agreements with a shareholder for cumulative proceeds of $5,000. On August 12, 2021, we consummated the business combination with GRNV and concurrently settled the $5,000 debt through the issuance of 500,000 GreenVision PIPE units. The interest expenses recorded for the three and nine months ended on September 30, 2021, are immaterial.

0% CEO Promissory notes – Related Party

During May and June 2021, our Chief Executive Office, lent us funds on an interest-free basis for cumulative gross proceeds of $2,010 through Promissory Notes. The loan notes are payable on the earlier of (i) the day of the completion of the business combination between us and GreenVision, (ii) August 19, 2021, or (iii) completion of a capital raise in either form of debt or equity of a minimum of $5,000.

On August 16, 2021, we repaid the principal of the 0% CEO Promissory Notes.

4.5% Long-term loan, net

On November 5, 2020, we obtained a loan for Euro 3,500 through our wholly-owned Italian subsidiary. The counterparty is an Italian bank, and the loan is guaranteed by the Italian Government via “Fondo Centrale di Garanzia per le PMI”. As of December 31, 2020, we accounted the loan as Non-Current Financial liabilities net of intermediary fees and bank fees. As of September 30, 2021, we accounted the loan between Current and Non-Current Financial liabilities based on the repayment terms; during the three and nine months ended September 30, 2021, no repayment of the principal has been made. As a result, the decrease of the net carrying value is mainly related to the change in the currency rate as of September 30, 2021, and December 31, 2020.

We recorded respectively $69 and $202 in interest expenses for the three and nine months ended on September 30, 2021, as Interest expenses, net.

5.4% Long-term loan, net

On March 15, 2021, we obtained a loan for Euro 2,000 through our wholly-owned Italian subsidiary. The counterparty is an Italian bank, and the loan is guaranteed by the Italian Government via “Fondo Centrale di Garanzia per le PMI”. As of September 30, 2021, we accounted the loan between Current and Non-Current Financial liabilities based on the repayment terms; during the three and nine months ended September 30, 2021 no repayment of the principal has been made.

We recorded respectively $102 and $50 in interest expenses for the three and nine months ended on September 30, 2021, as Interest expenses, net.

2.75% Long-term loan, net – MiMoto financial liability

On May 31, 2018, MiMoto obtained a loan for Euro 450 from an Italian bank. The loan is guaranteed by the Italian Government via “Fondo Centrale di Garanzia per le PMI”. On April 1, 2021, as a result of the MiMoto acquisition, we assumed the fair value of the loan amounted to Euro 316, approximately $372. No repayment of the principal has been made by us during the nine months ended September 30, 2021. The interest expenses recorded for the three and nine months ended on September 30, 2021, are immaterial.

2.4% Long-term loan, net – MiMoto financial liability

On May 21, 2020, MiMoto entered in a loan agreement with an Italian bank, for Euro 400. The loan is guaranteed by the Italian Government via “Fondo Centrale di Garanzia per le PMI”. On April 1, 2021, we assumed the MiMoto financial liability amounted to Euro 400, approximately $472. No repayment of the principal has been made by us during the nine months ended September 30, 2021. The interest expenses recorded for the three and nine months ended on September 30, 2021, are immaterial.

3.5 % Long-term loan, net – MiMoto financial liability

On October 17, 2017, MiMoto obtained a loan for Euro 200 with an Italian bank, and the loan is guaranteed by the Italian Government via “Fondo Centrale di Garanzia per le PMI”. On April 1, 2021, as a result of the MiMoto acquisition, we assumed the fair value of the loan amounted to Euro 65, approximately $76. No repayment of the principal has been made by us during the nine months ended September 30, 2021. The interest expenses recorded for the three and nine months ended on September 30, 2021, are immaterial.

8% Promissory Notes, issued in 2020

On March 4, 2020, and on April 3, 2020, we entered into two 8% unsecured promissory note agreements for cumulative proceeds of $400. We recorded respectively $1 and $17 in interest expenses for the three and nine months ended on September 30, 2021, as Interest expenses, net.

On August 26, 2021, we fully repaid the two 8% unsecured promissory notes.

Revolving Credit

In March 2018, we entered into an unsecured Senior Revolving Credit Agreement (the “Revolving Credit”). On March 24, 2021, we re-paid the Revolving Credit and the accumulated interests.

18% Promissory Notes

On May 25, 2020, we entered into two 18% promissory note agreements. The two promissory notes have a cumulative principal of $2,000. On March 24, 2021, we early re-paid the remaining outstanding balance, including accumulated interests.

As of September 30, 2021, we expected to make future annual principal repayments of the indebtedness set out above as follows:

Year ending December 31:
Remainder of 2021	$280
2022	1,940
2023	16,941
Thereafter	2,716
Total future repayments of principal	$21,877

Cash Flows

The following table summarizes our cash flows activities:

	September 30, 2021	September 30, 2020

Net cash used in operating activities	$(23,707)	$(5,605)
Net cash used in investing activities	(7,302)	(3,120)
Net cash provided by financing activities	38,717	8,482
Effect of exchange rate changes	(443)	20
Net (decrease) increase in cash, cash equivalents and restricted cash	$7,263	$(26)

Operating Activities

During the nine months ended September 30, 2021, operating activities used $23,707 of cash, resulting from our net loss of $50,545, partially offset by non-cash expenses for $24,006 and net changes in operating assets and liabilities for $410. Non-cash expenses are mainly related to: (i) equity-based compensation for $6,433, (ii) changes in fair value of financial instruments for $12,167, and (iii) depreciation, amortization, and loss on disposal of assets for $5,406. In addition, other non-cash expenses, including interest expenses not paid, for $1,032.

Net changes in operating assets and liabilities consisted primarily in the increase in accounts payable, accrued expenses and other current liabilities of $9,873, partially offset by an increase in accounts receivable and other assets of $8,969.

Investing Activities

During the nine months ended September 30, 2021, investing activities used $7,302 of cash. In detail, we used the $5,007 directly invested in our business expansion through the purchase of new electric vehicles to expand the operating fleet in several new cities and $1,987 invested in acquisition of new businesses to purchase MiMoto (net of cash acquired).

Financing Activities

During the nine months ended September 30, 2021, financing activities provided $38,717 of cash. The net proceeds from issuance of financial liabilities generated a positive cash flow of $21,263, partially offset by the repayment of existing financial liabilities for 4,758. Additionally, we settled the 2020 Subscription receivables which generated a positive cash flow of $4,033 and issued Company’s shares of common stock, for sale for $922. Finally, the completion of the Business Combination with GRNV generated a positive cash flow of $20,281, partially offset by payments of offering costs and other commission related to the listing process for $3,024.

Securities outstanding as of September 30, 2021

As of September 30, 2021, we had the following outstanding securities:

September 30, 2021
Class A Common Shares - GRNV Sponsor shares	1,467,500
Class A Common Shares – issued to Helbiz Holding’ shareholders for cancellation of 2,216,348 Helbiz Holding’s Class A Common Shares	10,271,750
Class A Common Shares – PIPE Investment	2,650,000
Class A Common Shares – GRNV IPO	871,051
Class A Common Shares – Other shares issued to vendors from August 12, 2021, to September 30, 2021	175,324
Class B Common Shares – issued to Helbiz Holding’ CEO and Founder for cancellation of 3,069,539 Helbiz Holding’s Class B Common Shares	14,225,898
Total Helbiz outstanding Common Shares	29,661,523

Public Warrants, categorized as equity	8,400,000
Private Warrants, categorized as liability	2,100,000
Helbiz Holdings 2020 Stock Option Plan – assumed and converted based on the conversion ratio	7,409,701
Helbiz Holdings 2020 CEO Performance	600,000
Stock Options for independent board members	225,000
Total Helbiz outstanding Warrants and options	18,734,701

The merged entity did not have outstanding Preferred Stocks.

Public Warrants

As of September 30, 2021, the Public Warrants outstanding are 8,400,000 with a strike price of $11.50 and they became exercisable on August 12, 2021. On September 23, 2021, the Public Warrants became exercisable for cash by the effectiveness of a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants.

The Public Warrants will expire five 5 years from the consummation of a Business Combination or earlier upon redemption or liquidation.

We may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,
●	if, and only if, the reported last sale price of the Class A shares of common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to warrant holders, and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If we call the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below its exercise price. Additionally, in no event will we be required to net cash settle the warrants.

Lock-Up Agreement

On August 12, 2021, we entered in a series of lock-up agreements with Helbiz Holdings shareholders that held at least 75,000 shares of common stock of Helbiz Holdings or 347,590 shares of common stock of Helbiz Inc. Under those lock-up agreements, it was agreed that until (i) the first anniversary of the Closing of the Business Combination with respect to the our CEO and Founder and (ii) the six month anniversary of the Closing with respect to other Helbiz shareholders owning at least 75,000 shares, such Helbiz securityholders, directly or indirectly, will not: (i) offer for sale, sell, pledge or otherwise dispose of (or enter into any transaction or device that is designed to, or could be expected to, result in the disposition by any person at any time in the future of) any shares of our common stock, or any other of our securities convertible into or exercisable or exchangeable for any shares of such common stock which are owned as of the Closing Date; (ii) enter into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of the Lockup Shares, whether any such transaction is to be settled by delivery of the Lockup Shares or other securities, in cash or otherwise; or (iii) make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any Lockup Shares or any other of our securities, other than pursuant to the separate registration rights agreement between us and the former Helbiz Holdings securityholders.

Related Party Transactions

During May and June 2021, our majority shareholder and sole director has lent us funds on an interest-free basis for cumulative gross proceeds of $2,010 through Promissory Notes. On August 16, 2021, we repaid the principal of the 0% CEO Promissory Notes.

Contractual Obligations and Commitments

We entered into various non-cancellable operating lease agreements for office facilities, Permit and brand licensing, and corporate housing with lease periods expiring through 2023. These agreements require the payment of certain operating expenses, such as taxes, repairs and insurance and contain renewal and escalation clauses. Rent expense under these agreements is recognized on a straight-line basis.

Future annual minimum lease payments as of September 30, 2021, are as follows:

Year ending December 31:	Amount
Remainder of 2021	$1,418
2022	1,520
2023	508
Thereafter	34
Total	$3,479

Rent expense under operating leases was $663 and $1,782 for the three and nine months ended on September 30, 2021, and $339 and $877 for the three and nine months ended on September 30, 2020. The terms of the leases provide for rental payments on a monthly basis and on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

Helbiz Live

In August 2021 we launched Helbiz Live, our streaming media content offering, in conjunction with the beginning of the 2021-2022 season of the Italian Serie B soccer league.

In connection with the launch of Helbiz Live, we will bear the following payments:

Year ending December 31:	Amount
Remainder of 2021	$5,246
2022	16,841
2023	17,085
Thereafter	8,833
Total	$48,005

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in greater detail in Note 2, “Summary of Significant Accounting Policies and Use of Estimates” to our consolidated financial statements as of December 31, 2020 and in Note 2, “Summary of Significant Accounting Policies and Use of Estimates” to our condensed consolidated financial statements as of March 31, 2021 included elsewhere in this prospectus, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Property and Equipment

Property and equipment consist of equipment, computers and software, furniture and fixtures, and rental scooters. Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method over the estimated useful life of the related asset. Depreciation for property and equipment commences once they are ready for our intended use. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.

The table below, shows the useful lives for the depreciation calculation using the straight-line method:

Equipment	5 years
Computers and Software	3 years
Furniture and fixtures	7 years
Rental e-bikes	2 years
Rental e-scooters	1-1.5 years

Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease, or the useful life of the assets.

Fair Value of Financial Instruments and Fair Value Measurements

We determine the fair value of financial assets and liabilities using the fair value hierarchy established in the accounting standards. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 —	Quoted prices in active markets for identical assets and liabilities.
Level 2 —	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Our financial instruments include cash and cash equivalents, warrants, convertible debts, equity compensation for employees, derivatives, promissory notes, accounts receivable and accounts payable. Management believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debts approximate the fair value due to the short-term nature of those instruments. Warrants and derivatives are classified as Level 3 in the fair value hierarchy as they are valued using significant unobservable inputs or data in inactive markets. We use a third-party valuation specialist to assist management in its determination of the fair value of its Level 3. These fair value measurements are highly sensitive to changes in these significant unobservable inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected to use such extended transition period which means that when a standard is issued or revised and we have different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements but Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The lease assets and liabilities to be recognized are both measured initially based on the present value of the lease payments. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for us starting from January 1, 2022. We plan to adopt this standard as of the effective date for private companies using the modified retrospective approach of all leases entered into before the effective date. While we are currently reviewing our lease portfolio and evaluating and interpreting the requirements under the new guidance, including available accounting policy elections, we expect that our non-cancellable operating lease commitments will be subject to the new guidance and recognized as right-of-use assets and operating lease liabilities on our condensed consolidated balance sheets. We are currently assessing the impact of this accounting standard on our shared vehicles revenues.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard will be effective for us for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are currently assessing the impact of adopting this standard on the condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, (“ASU 2021-04”) which clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, ASU 2021-04 requires the issuer to treat a modification of an equity-classified warrant as an exchange of the original warrant. The difference between the fair value of the modified warrant and the fair value of the warrant immediately before modification is then recognized as an issuance cost or discount of the related transaction. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. ASU 2021-04 should be applied prospectively to modifications or exchanges occurring after the effective date. Either the full or modified retrospective adoption method is allowed. We are currently assessing the impact of adopting this standard on the condensed consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-8, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, creating an exception to the recognition and measurement principles in ASC 805, Business Combinations. The amendments require an acquirer to use the guidance in ASC 606, Revenue from Contracts with Customers, rather than using fair value, when recognizing and measuring contract assets and contract liabilities related to customer contracts assumed in a business combination. In addition, the amendments clarify that all contracts requiring the recognition of assets and liabilities in accordance with the guidance in ASC 606, such as contract liabilities derived from the sale of nonfinancial assets within the scope of ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, fall within the scope of the amended guidance in ASC 805. This new standard will be effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently assessing the impact of adopting this standard on the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on such evaluation, due to the material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness

Our management’s conclusion that our disclosure controls and procedures were ineffective was due to the identification of a material weakness in our internal control over financial reporting in connection with the preparation of our year-end Financial Statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Our management identified the following material weakness in our internal control over financial reporting:

•	We did not maintain a properly designed control environment that identified key control risk areas with an appropriate level of precision in order to conclude on the operating effectiveness of our disclosure controls and procedures.
•	The Company does not have enough personal in management with the requisite knowledge of financial reporting
•	The Company does not have the appropriate level of personnel and therefore has segregation of duties due to lack of personnel
•	There are insufficiently designed and operating controls around expenditures by the Company’s Chief Executive Officer on behalf of the Company or expended by the Company on behalf of the CEO

Notwithstanding the identified material weakness, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our consolidated financial position, consolidated results of operations, and consolidated cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we expect to make changes to our internal control over financial reporting in the future to remediate the material weakness identified above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. There are currently no material legal proceedings against us or that have been against us, and we are not aware of investigations being conducted by a governmental entity into our company.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

Helbiz, Inc.

Date: November 15, 2021	By:	/s/ Salvatore Palella
	Name:	Salvatore Palella
	Title:	Chief Executive Officer

Date: November 15, 2021	By:	/s/ Giulio Profumo
	Name:	Giulio Profumo
	Title:	Chief Financial Officer