Form 10-K
period 2021-12-31
Helbiz, Inc.
filed 2022-04-15
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File Number: 001-39136

HELBIZ, INC.

(Exact name of registrant specified in its charter)

Delaware	84-3015108
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32 Old Slip, New York, NY 10005

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (212) 588-0022

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Class A Common Stock	HLBZ	Nasdaq Capital Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting securities held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was approximately $58.7 million based upon the closing sale price of $10.21.

As of April 13, 2022, there were 33,668,511 shares of the registrant’s common stock, $0.00001 par value, outstanding.

PART I

ITEM 1. BUSINESS

General

We provide innovative and sustainable transportation solutions that help people move seamlessly within cities.

Our journey began with e-scooters in Italy in 2018, and today we have evolved into a multi-modal micro-mobility ecosystem offering e-scooters, e-bikes and e-mopeds, while continuing to push boundaries, lead innovation and set new standards in our space. We are changing how people move from A-to-B, allowing users to unlock vehicles on demand with a tap of a button from their smartphone. From being an early mover in Italy and educating users on this new technology, we have today evolved into a multi-modal micro-mobility ecosystem.

We believe that cities should be for people and living and not for cars, congestion and pollution. We intend to do our part for a greener tomorrow and take responsibility for our environmental, societal and governance impact as we continue to make the cities we operate in more livable by connecting their residents with more frictionless, affordable, and convenient transportation alternatives. We pride ourselves on goal of becoming 100% carbon neutral and helping to shift behavior in our cities. We believe that the world is on the verge of a shift away from car ownership with people looking for alternative ways to travel with ease, beat congestion and benefit our planet.

Exhibiting one of the fastest adoption rates according to Barclays Research, shared micro-mobility vehicles have the potential to transform how people move around cities and interact with existing infrastructure. We continue our effort to make Helbiz a natural extension of the current city infrastructure. This helps city planners transform their communities and integrate Helbiz services into the public transportation networks as a seamless and integrated door-to-door solution. Strengthening our intermodal offering and depth of our mobility ecosystem can not only help reduce the dependency on cars, whether private or taxi, but also drastically limit congestion and pollution and enhance well-being in our cities.

We have become an integrated part of our local communities serving a significant portion of the population between age 18 and 49 in our key markets. We offer our user base products and services other than our vehicles, from transit integration to home deliveries of meals cooked in our restaurant to media content on our app, to deepen our consumer relationship and experience, and intend to increase our offerings of new products and services.

In developing our business, our focus has always been operations and scalability first. Instead of scaling an unsustainable business like some of our competitors, our early investments were centered around our platform, infrastructure and creating the operational efficiencies necessary to grow our business globally. We have established a strong scalable network and technology infrastructure that powers millions of rides, users, and vehicles on a daily basis. We are levering our platform and reach to continue improve the efficiency and the quality of our offerings and deepen the relationship our users have with us.

We anticipate demand for our services will continue to grow as our multimodal offerings and verticals grow and deepen our influence, integration and impact in local markets. Our operational excellence, local collaboration, innovation focused execution and optimization has positioned us as one of the operational market leaders in the space continuing to push boundaries and technological advancements.

Our Advantage

In a fast-moving industry, we believe that we have proven our ability to adapt and evolve without jeopardizing the timing, quality, and quantity of the service through our agile and well-run structure.

Unlike many of our competitors, our approach in our early days was future-focused as opposed to generating short-term revenues and unsustainable growth. This approach, paired with our values, tools and teams, has put us in a position to operate in the micro-mobility market in a way that we believe our competitors cannot. We believe that, among other reasons, the future belongs to Helbiz based on the following strengths:

•        A well-known brand with deep market penetration

Since we began what we believe is Italy’s first ever shared e-scooter rental in Milan in 2018, we have grown exponentially, and we have become a substantial Italian micro-mobility operators, based on number of licenses and electric vehicles authorized. In the past two years we have rapidly expanded our presence in the U.S. market and currently have licenses to operate in more than 10 U.S. cities. In August 2021, we became the first micro-mobility company to list on a major U.S. stock exchange.

•        A New Regulatory Landscape — that favors conscientious operators

The early days of the micro-mobility space was characterized by no licenses or regulations, favoring well-financed companies with the ability to dump tens of thousands of vehicles in every market without any concern on how to manage their fleets, utilizations or earnings. Companies burned significant funds to be able to maximize the quantity of vehicles and left broken and uncharged vehicles littered throughout the streets.

Over the last few years, a drastic regulatory shift has occurred. Cities have put a cap on the number of micro-mobility operators in a city. For example, we provide services in the following cities which have capped the number of micro-mobility operators therein:

•        Milan, Italy, which has capped the number of e-scooter providers to eight;

•        Turin, Italy, which has capped the number of e-bike providers to three;

•        Turin, Italy, which has capped the number of e-moped providers to two; and

•        Washington, D.C., which has capped the number of e-scooter providers to six.

To further prevent saturation and improve quality, many of the cities in which we operate have also capped the number of vehicles per micro-mobility provider. We believe that these caps level the playing field between operators by taking away funding as a competitive advantage and instead shifting the focus from quantity to quality of service in an open bidding — which favors conscientious operators with a core dedication to collaborating with the city granting the license.

Quality of service has been our main focus since our inception. We solely rely on in-house teams for transparency and effective work.

•        A Global hyper local approach — our proven relationship with cities we operate in

We view each city in which we operate through the lens of a partnership between us and that city. By focusing on this partnership, we believe that we will be able to provide a sustainable solution to the city’s reliance on cars. We take a city-first approach to tailor the services that we offer and how we offer them. From our inception, we have been focused on serving cities the right way, guaranteeing, and upholding our high standards while maximizing utilization and vehicle distribution. We harness the global power and support of an extensive operational, technological and customer support team optimized for a hyper local approach that deeply connects with cities, communities, and customers on a daily basis. We have built a scalable and versatile platform focused on our ability to fully customize our offering in each individual market to cover the unique needs of every city. When we enter a market, we do so as a partner of the local municipality more than a service provider. We take ownership of the communities that we serve and aspire to seamlessly integrate within the existing infrastructure for long-term collaboration. The local quality focus approach sets us apart with customers and cities. We hire and train locally and mainly use dedicated in-house teams throughout operations to properly guarantee our service, reliability, and accountability down to the smallest detail while directly representing our company in the local communities every day. In a regulatory landscape that focus on quality and community, our approach, that is in direct contrast to many of our competitors’ independent contractor model, has seen us gain favor of local municipalities.

•        Multiple activities generating revenues — Less dependent on operational income derived from our micro-mobility services

We have built our platform around several activities and initiatives that generate revenues such as co-branding, advertisement, partnerships, subscriptions, trips, meals and media content. This has allowed us to grow and optimize our business while being less dependent on operational income and maintaining service at an affordable price point in a competitive industry. We expect revenue growth in 2022 from all the activities driven by several new offerings and global roll outs.

•        Cutting Edge Technology — Our proprietary technology platform

Our proprietary technology platform includes a custom-built ecosystem of tools, software and hardware for both our consumers and for our operations servicing our vehicles to promote transparency, integration and operational efficiencies. Our technology suite allows us to properly manage, scale, optimize and tailor our offering for each individual market and to rapidly launch new products to serve our cities and customers.

•        An Exceptional Customer Experience

We have built our platform and experience around our customers from the beginning.

•        Use of Strategic Partnerships — to drive new users and increase adoption

To further enhance and grow our presence in local markets, we actively focus on partnering with local and national market leaders to expose our fleet and platform to millions of our partners’ existing clients. We have formed partnerships with several players such as: Telepass, Alipay, Trenitalia, E-Pay, Moovit and Miami FC that allow us to tap into existing user bases to quickly boost ridership and credibility when entering new markets. In new markets, strong local partners also help us tap into existing governmental relationships to expedite license processes. Carefully chosen strategic partnerships help us escalate the ability to scale while significantly improving brand awareness and image, linking us to strong and reliable businesses.

•        An Innovative Multimodal Platform — broadened reach, value proposition and city integration

Our multimodal platform offers customers a variety of transportation options on-demand. In 2021, we launched e-mopeds and e-bikes in addition to our e-scooters, to serve different demographics and needs, and we are working on seamlessly integrating public transit to enable riders to optimize their trips across all available offering based on their criteria and preferences. We continue our effort to make Helbiz a natural extension of the current city infrastructure which helps city planners transform their communities and integrate Helbiz services into the public transportation networks of every city becoming a seamless and integrated door-to-door solution for our riders.

•       A nascent media offering.

We have started offering media content through Helbiz Live, a new internally developed app that is separate from our micro-mobility app. Helbiz Live is available to users of Helbiz Unlimited, our subscription which currently allows a customer to use all our e-scooters and e-bikes by paying a monthly fee, and other subscription models. We debuted this service with the start of the 2021-2022 season of the Lega Nazionale Professionisti Serie B (“Serie B”) Italian soccer league as we have acquired a license to stream on Helbiz Live on a live and on-demand basis, in Italy, all soccer games in Italy’s Serie B league for the next three seasons. Since then Helbiz Live expanded its content offering to include on its app in Italy.

•        two live soccer matches per day during the German Cup (DFB-Pokal) and highlights of each round of the German Cup,

•        weekly highlights of NFL football games and other NFL branded content,

•        live and on demand streaming rights for up to four Major League Baseball games weekly, in addition to all playoff games, for the next three seasons,

•        two NCAA college football games and two NCAA men’s college basketball games per week,

•        10 NCAA football bowl games, including the semifinals and finals and

•        20 NCAA men’s basketball tournament games, including the semi-finals and the finals.

We believe that this media offering will (i) increase the number of subscribers to Helbiz Unlimited or other subscription models, (ii) open up vehicle licensing and other opportunities in the 17 Italian cities that currently have a team in Serie B but where we do not have a presence, (iii) generate revenue from the advertising through Helbiz Live, and (iv) generate additional revenue from the distribution of audiovisual rights, after having been appointed by the Serie B League as its exclusive international audiovisual right distributor (excluding Italy).

•        Our upcoming food preparation and delivery offering.

In July 2021, we launched Helbiz Kitchen, our service through which users can order food for delivery through our mobile app. We will capture all of the revenues from such orders by preparing the food to be ordered in a ghost kitchen and having it delivered by our own drivers using our e-vehicles. Our pilot ghost kitchen is in an approximately 21,500 square foot facility in Milan, Italy that provides six menus centered on pizzas, hamburgers, salads, poke, sushi and ice cream. To this end, we have hired approximately 50 people as chefs, deliver drivers and technical and administrative personnel. In keeping with our ethos of providing eco-friendly offerings, our pilot ghost kitchen has an all-electric kitchen and uses biodegradable containers, utensils and packaging in our deliveries instead of plastics.

•        Our in-house operations teams.

Unlike many other micro-mobility companies, we employ in-house operations teams in each market in which we operate rather than hiring outside third-party contractors to maintain our fleets. This operations team oversees all aspects of fleet maintenance, from charging and repairing to deploying each morning, redeploying throughout the day and picking up at night. We believe that this provides a higher quality of fleet maintenance and protects our brand by creating a uniform user experience no matter what city the user is in.

•        A visionary founder led company — Our management team.

We are led by a management team with experience in developing emerging growth companies. Several executive officers have years of experience in consumer-facing industries.

Our Market Opportunity

Societal, industrial, and technological changes are shifting how we move, and they are transforming the mass-transportation market. Transportation is among the largest household expenditures. According to a 2019 report from McKinsey & Company, Micro-mobility is one of the fastest growing sectors in the world with a 19.9 compound annual growth rate and an estimated market potential by 2030 of $300 billion in the United States and $150 billion in Europe. We believe that we are in the early phase of capturing this opportunity and that use of our micro-mobility platform will, among other factors, continue to grow due to:

•        Increasing Urban Population

We believe that the trend of urbanization amongst young professionals is a large opportunity for the micro-mobility industry as it specifically addresses first- and last-mile transport and connects users with the existing infrastructure. For city dwellers, shared e-scooters represent a viable and affordable means of daily transportation. Several consequences resulting from urbanization, such as congested roadways, heightened carbon footprints and limited parking spaces, are directly mitigated by micro-mobility solutions. Over half of the world’s population today lives in urban areas, according to United Nations Department of Economic and Social Affairs. With increasingly congested roadways and traffic speeds in many city centers averaging as little as 10 miles per hour, people are looking for transportation alternatives. Micro-mobility solutions offer people living in, and visiting, these cities potential benefits, including higher average speeds, less time spent waiting or parking, a lower cost of ownership, and the health benefits of being outdoors, among others.

•        The Rise of New First- and Last-Mile Options

From a consumer’s perspective, first- and last-mile transportation in congested cities can be inconvenient and costly when using traditional modes of transportation such as mass transit or personal vehicles, as well as when using ride sharing. New shared transportation modes are drastically improving the consumer’s experience, enabling riders to optimize across preferences including cost, comfort, and time.

According to Barclays Research, in the densest of cities, the cost per mile of an e-scooter is as much as one-third the cost of conventional auto options such as ride-hailing or driving a personal vehicle. In addition, car usage (taxi, ride-sharing or personal vehicle) remains the most expensive means of transport for any one-way urban commute under eight miles in length in the United States.

We believe these changes happening on a societal and technological level, are creating the foundation for a transportation shift and a reduction in car dependency in the long run that will be substituted with Transportation as a Service (“TaaS”).

•        Popularity of On-Demand Services

Consumers have grown to love and appreciate having their world on demand and now expect to be able to access any product or service instantly on their terms and at their convenience. Older generations are transitioning and adopting to new technology faster than before, while younger generations are raised as digital natives. On-demand services are now an essential part of daily life and consumers prioritize intuitive and user-friendly platforms that make their lives easier.

•       Urban Planners are Addressing the Issue of Congestion

Micro-mobility is good for city planning, taking up less space for roads and parking, and complementing mass transit schemes while creating more connected communities. Cities are addressing the issue of how to deal with peak transportation demand. Limited capacity causes congestion and one solution is to allow micro-mobility to support transportation demand peaks. Modern urban planners are actively looking for providers of micro-mobility solutions, are increasingly dedicating lanes to certain micro-mobility vehicles and are repurposing car parking to micro-mobility spaces.

•        Increased Environmental Awareness

We believe that cities across the world and their residents are increasing their environmental awareness and actively taking steps to reduce their carbon footprint. As such, we believe that e-scooters, e-bicycles and e-mopeds, if approached in a sustainable, collaborative and safe manner with the cities where they operate, provide a feasible solution to this issue by replacing cars for first- and last-mile transport.

E-vehicles are green, efficient, and cheap and people are becoming increasingly conscious of the impact that their day-to-day actions have on the environment. Furthermore, they provide individuals with an opportunity to reduce their carbon footprints. According to a 2019 article in the Financial Times, a micro-mobility vehicle has a carbon footprint per mile of 28g compared to 292g for a full-sized vehicle.

In a world with scarce resources, we are devoted to make the best use of them. We believe that one of the most inefficient ways to go to point A to point B in a city is by car. Most of the car’s energy is used to move the weight of the car itself and not the weight of its occupants. By comparison, one kilowatt hour of energy moves a gasoline-powered car under a mile, a Tesla Model 3 drives for 4 miles and with the same amount of energy a person can ride our e-scooter for 80 miles.

•        Hyper-Vertical Super App Trend Provides an Opportunity to Enhance our Platform’s Value

The hyper-vertical platform model, a variety of the super-app model adopted in Asia, focuses on covering the entire customer journey around a singular product or vertical. We see potential in the long term to gradually add services on top of our existing platform related to urban mobility that will enhance our customer experience when moving around cities and deepen the customers’ engagement while creating added value across services.

Our Platform

Helbiz is built around four pillars: a growing and engaging network, cutting-edge technology, operational superiority and service focus.

A Growing and Engaging Network

Helbiz has developed a growing network of millions of riders, vehicles, trips, drivers and their underlying data, technology and infrastructure. The more trips, pickups or user interactions on our network, the more we are able to improve our network, optimize our operations and raise the quality of our services.

Our strategy is to leverage our fast and organic growth in the micro-mobility services to onboard customers with the intention of converting them to long-term platform users across verticals and with each additional offering, city, service or vertical aimed at increasing the value proposition and longevity of each user.

Cutting-Edge Technology

Seamlessly Integrated Ecosystem

Helbiz has built a cutting-edge ecosystem of tools, software and hardware for consumers, operations, and drivers to ensure complete transparency, integration and operational efficiencies. Instead of relying on a variety of limited third-party solutions, every tool we use is meticulously crafted in-house in conjunction with each other to create a symbiotic ecosystem that was specifically built around our operations, practices and needs. The result is a robust and highly functional framework with total operational control. Our main mobile platforms are our Helbiz app for consumers and our Helbiz Driver App for operational drivers managing our fleet. Both platforms are built on our proprietary “Core Platform Engine”. To power our operations, we built a suite of operational tools including our Helbiz Drive App, warehouse and inventory management and analytics, prediction algorithms and dispatch engine. Our entire ecosystem is fully implemented and operational globally.

Core Platform Engine

•        Utilization & Prediction

Using real time and historical data, our technology helps us predict demand throughout the day and week to help us balance supply and demand and maintain optimal vehicle distribution and rebalancing. We believe that this leads to higher customer satisfaction while significantly minimizing operational costs.

•        Dispatching & Matching Engine

Our proprietary dispatch engine and algorithms overlook and manage our global fleet of operational drivers globally, autonomously sending tasks, priorities, and routes to each Driver in real-time. In each instance, our algorithms review and consider multiple variables including vehicles, batteries, drivers, warehouses, distances, traffic, locations, inventory as well as utilization prediction and current status. Our dispatch engine is automatically responding to alerts or customer issues dispatching the nearest driver. We designed this system to ensure driver productivity, efficiency and a seamless operation.

•        Geofencing

Using geofencing technology we can properly manage and remotely control our vehicles in accordance with government regulations. We implement a variety of virtual zones in our cities which automatically communicate with and control the setting of our vehicles to prevent clutter, irresponsible usage, and parking by controlling maximum speed, acceleration and disabling the throttle or the entering selected areas such as pedestrian zones or parks.

•        Parking Verifications

Using our proprietary technology, we are able to create virtual parking zones where customers are directed to pick up and leave our e-vehicles.

•        Streaming Technology.

Our Helbiz Live app integrates our proprietary technology for the front-end authentication process with that of third-party service providers like Comintech S.r.l., an Italian technology company involved in audiovisual distribution, which will manage the back-end processes like feeds collection, encoding, voiceover, the content management system and the content delivery network.

Payment Technologies

We have developed a strong and scalable payment infrastructure that includes a variety of trusted payment options serving a diverse and global demographic. Helbiz has integrated payments as a core part of our technology stack, to be able to continue to innovate and expand to broaden the offering and meet the demands of our users, in deep collaboration with strong payment partners from Stripe, Telepass, Tinaba, E-Pay and Alipay. The result is a flexible payment infrastructure that supports all types of users and their preferences from pre-paying to post-paying for each trip or service with any instrument/service of their choice, including credit cards, debit cards, HelbizCash, Telepass, Alipay and cash through local partners.

In 2019, Helbiz introduced HelbizCash, which is a closed-loop digital wallet allowing customers to add funds upfront, receive rewards and use funds for all services and offerings inside the current and future Helbiz ecosystem as it grows in return for benefits, rewards and incentives.

Artificial Intelligence and machine learning

Recently, we have made AI & Machine Learning one of the key focal points of our development efforts to continue to support and power our operations. We use AI and machine learning, trained on historical transactions, geospatial data and trips, to help predict and optimize fleet utilization. Our utilization prediction paired with real time data, locations and statuses of all vehicles and drivers is the foundation of our Dispatch Engine which help make key decisions and autonomously deliver tasks and manage our Operational Drivers through the Helbiz Drivers App to ensure operational efficiency, maximized fleet utilization, maintenance, pickup/drop offs/battery swaps and re-balancing throughout our cities.

Operational Superiority

A robust and reliable driver network and infrastructure which ensures that vehicles are properly distributed, batteries charged and maintained is the foundation for the customer experience that we offer. We have built a flexible and scalable infrastructure to autonomously manage our fleets and drivers globally. Every city we operate in has a local on-ground operations team, drivers with extensive local knowledge and a global support system. Our service and platform are built around our operational experience gained over many years to get the operations right instead of rapidly and prematurely scaling. The long-term success, and profitability, of any micro-mobility operator is directly linked to the quality and efficiency of operations. For that reason, we meticulously built each technology tool used in our operations from scratch including warehouse and inventory management, the Helbiz Drivers App, our Dispatch Engine and management tools. All technology tools and platforms were built to work in conjunction with each other, and carefully selected and trained drivers.

•        A hyper-local approach, on a global scale

One of core values is to approach each new city in a hyper-local manner. We hire locals, learn from locals, partner with local companies and interact with communities as a local to properly serve each city the way it should be served. Knowing and interacting with the cities we operate in beyond offering a service is crucial for becoming an integrated part of the local community and our long-term operational success. On a global level, we have built a highly flexible infrastructure that allows our software teams to work with and easily adapt our platform to localized needs of municipalities as a partner, not a service provider. On a local level, we hire locals, who live and breathe the core values of their city, to run our operations where they live.

•        In-House drivers

We believe our early success, both with customers and regulators, is directly linked to our commitment to solely hire and utilize in-house teams for our on-ground operations. Utilizing in-house teams, and not independent contractors like our competitors, allows us to properly train and oversee each worker. To cities and regulators, it means we can provide consistent service, respond to issues in real time, be fully accountable, work hand in hand with regulators and have our workers as an extension of our brand in the communities without relying on unscreened third-party workers and the uncertainties that come with such.

•        AI powered with a human touch

We launch cities in partnership with local experts and train our Core Platform Engine to manage and optimize our cities based on local knowledge. Our Core Platform Engine monitor all conditions, rides and drivers and real time data to autonomously manage drivers and ensure proper vehicle coverage, freshly charged vehicles while optimizing routes and future deployments to maximize utilization.

•        Support System

The cornerstone of our company and experience is our highly-rated customer experience. We have invested and trained our own Micro-Mobility support center that supports our drivers. All drivers are trained in their individual cities, monitored during shifts and have access to our Operational Managers should they need additional help. A reliable service starts with the support system we can offer our teams on the ground.

Service Focus

We provide our services with a care and focus that we believe sets us apart in our journey to power movement at scale in a rapidly changing environment. Our experience is built around the frictionless interaction between our software, our hardware and our cities and relies on our key points: agility, simplicity, and continued innovation.

•        Experienced focused agility

We are built around a strong core software team that has built our software eco-system from scratch. We aim to provide services that are customer and city focused and have built a highly scalable and flexible infrastructure that allows our teams to rapidly release new features and offerings and adapt to local requirements and needs of local cities.

•        Intuitive simplicity

We believe the Helbiz experience and app should be an extension of oneself, seamlessly connecting you with your city in a natural and intuitive way. We transform complexities into a simple platform that is inviting and easy to use while remaining powerful and versatile.

•        Continuous Innovation

Our past and future success in a rapidly evolving industry relies on our ability to constantly research, innovate and optimize our vehicles, hardware, and operational tools. We have established a dedicated R&D department that is working directly with our manufactures to improve the riding and operational experience, increase vehicle lifespan and optimize profitability. With our focus on rapid and continuous innovation, Helbiz was among the first companies globally to integrate and utilize geofencing and parking verification technology throughout its operations.

Benefits of the Helbiz Platform

Key Benefits for Users

Across our mobile platforms and consumer offerings we strive to create an experience that becomes a seamless extension of the user, intuitively creating a convenient, affordable, and reliable experience when interacting with their city.

•        Convenience

We crafted the Helbiz app around efficient simplicity that allows a user to unlock their city with a touch of a button. We designed our proprietary technology to provide a convenient and frictionless user experience and well distributed, maintained and charged fleets across a variety of modes to suit the users’ needs. We strive to reduce the friction of moving and to always ensure available vehicles in your vicinity that allow you to beat traffic with ease without the hassle of having to deal with congestion, parking, ownership or cash transactions.

•        Affordability

We believe everyone has the right to move freely on their own terms, and have the ability to optimize across cost, time and comfort. Our dockless e-vehicles enable customers to move and connect with their city at a low cost. For commuters and frequent riders, we introduced unlimited subscription plans in the third quart of 2020, allowing users to take unlimited 30-minute e-scooter and e-bike trips for a fixed monthly price, with affordability in mind.

•        Reliability

Our mission is to be reliable enough to the point where our customers do not need to rely on cars or other modes of transportation or to plan ahead of time. We strive to properly serve cities and maintain e-vehicle density to meet the demand in all areas so that users always have access to a charged vehicle when they need one. Reliability is essential and the reason that we solely rely on in-house teams and drivers in our cities for improved accountability, control and response time for the most reliable customer experience. We aim to continue to improve on our quality, service, offerings and hardware, while accurately optimizing our predict and utilization algorithms and software.

Key Benefits for Communities/Cities

We believe the foundation for our growth and one of the key indicators for our future success is the amount of positive impact we can generate throughout or local communities in the following ways:

•        Social

We connect people with their cities and communities, providing easy, fast, and reliable ways to get around directly eliminating the need for cars, private car ownership or parking. Our approach is community first and once we open a city, we engage to become an active part of the local community serving all groups, independent of socioeconomic status. Our Access Program offer discounted and free rides and subscriptions for students and low-income citizens ensuring their right to affordable transportation and freedom to move. Our Relief Rides Program, introduced in 2020, was established to provide free rides and support during national emergencies. During the early phases of COVID-19, we provided healthcare and essential workers in Italy and United States with unlimited free transportation to continue to serve our communities in a safe and reliable way during the lockdown. In April 2021, we offered up to 100,000 free rides on our e-bikes and e-scooters in the Italian cities in which we operate to people who need to go to approved facilities to receive their COVID-19 vaccinations.

•        Economic — Increased economic well-being and quality of life

One of the key elements determining the level of economic well-being is the access to transportation and freedom of movement. We are not only offering users flexible and alternative transportation alternatives but are also connecting them with existing transit networks. We pride ourselves on serving all communities in our cities and re-balance our fleet to maintain vehicle density throughout the communities to offer a reliable service at a fair price point. We improve the quality of transportation city wide, helping to reduce transportation inequality, as car-centric mobility networks often exclude lower socio-economic groups.

•        Environmental — Less congestion, less pollution, more life

We are bringing life back to our cities by reducing congestion and reducing carbon emissions and pollution all while shifting our dependency on car ownership to TaaS. This promotes the creation of cities designed for people and not cars.

•        Infrastructural — Increased value and connectedness of existing infrastructure

We are complementing existing city infrastructure and transport networks, directly increasing their value and connectedness, without requiring cities to spend vast number of resources on large scale public transport expansions with marginal return. We provide citizens with reliable alternatives that allows them to connect with the current transit networks where it was previously difficult. We are dedicated to improving upon our infrastructural impact and are exploring how to incorporate public transportation into our platform, to seamlessly be able to serve across multiple means of transportation within a single journey. For example, in the fourth quarter of 2020, we launched a partnership with Trenitalia, the largest train company in Italy, allowing users to purchase, store and redeem train tickets directly inside of the Helbiz platform. In addition to the direct benefits for the city and its citizens, we are helping to create lasting change and cities that are made for living. Up to 25% of the space in urban cities is allocated for car parking. This means less space for people, parks, and life. Our service does not only complement the existing infrastructure and provide new opportunities to connect but we can gradually help to shift our reliance away from private car ownership, re-purpose the space in our cities and boost well-being.

Value Proposition for Advertisers

•        Unique Targeting — Interact with consumers and their environment on the go

On Helbiz, businesses have a unique opportunity to connect with potential customers through engaging and visual content. We know where all riding users are at all time and can specifically target them the exact second, they are near an advertiser’s location, or any specified location, to create custom experiences that increase real life conversion and engagement with advertisements. Most people seeing an advertisement usually interact with them from the comfort of their home and not when they are on the move in the vicinity.

•        Valuable Audience — Reach a large conscientious demographic

Helbiz has a deep reach in the cities where it operates, with support from both government and citizens who are active supporters of our convenient, forward thinking and green initiatives. Through Helbiz, businesses can reach a large unique, savvy, and conscientious demographic when they want and where they want.

Helbiz is still in the early stages of building our advertising product suite that fully extracts the value of the alignment between users and businesses, but we believe it will be a competitive advantage over the long term as we expand our tools and services.

•        Environmental — Support and align with a mission for a greener tomorrow

The growing importance of sustainability and carbon emissions has been one of the key trends in recent years. Communicating sustainability effectively ranks among the most important aspect of brand strategy across all industries. Helbiz allows businesses to seamlessly integrate into our platform and align with our mission with the ability to communicate their message through our well-respected platform.

Our Offerings and Products

Our multimodal platform offers our riders frictionless, efficient, and affordable access to a growing variety of transportation options.

•        E-Scooter, E-Bikes and E-Mopeds

We have established a network of shared owned e-scooters, e-bikes and e-mopeds in a number of cities serving the needs or a diverse demographic looking for affordable, efficient, green and more active alternatives for short trips.

•        Public Transit

As a pilot program, we will offer integrated third-party public transit in a frictionless experience allowing users to purchase, store and redeem train tickets directly inside of the Helbiz platform. By integrating public transit into our own proprietary offerings, we will be able to create a more connected transportation network to seamlessly be able to serve across multiple means of transportation within a single journey. The result will be a more connected transportation network that complements current city infrastructure and increases convenience and the engagement of riders with our platform.

•        Streaming Content.

Starting in August 2021, we began providing media content to subscribers to Helbiz Unlimited, our offering that provides unlimited monthly use of our e-scooters and e-bikes for a fixed fee, and through other subscription models. We started streaming content in Italy with the 390 games per season of the Italian Serie B soccer league for the next three seasons, and we are looking to offer these games in other countries where we are present. We have added, are also looking to add, additional content, with a focus on sporting events, in the near future.

•        Food for delivery.

In July 2021, we launched Helbiz Kitchen, our service through which users can order food that we prepare for delivery through our mobile app. We capture all the revenues from such orders by preparing the food that is ordered in a ghost kitchen and having it delivered by our own drivers using our e-vehicles. Our pilot ghost kitchen operates from an approximately 21,500 square foot facility in Milan, Italy that provides six menus centered on pizzas, hamburgers, salads, poke, sushi and ice cream.

 The Helbiz Rider Experience

Our mission is to reshape the transportation industry through innovative and sustainable mobility solutions to create cities made for living that solve the transportation needs of our riders and enable them to reach their destinations quickly, conveniently and affordably. This mission all starts with the Helbiz app, the core part of the Helbiz experience which intuitively connect our users with our vast network of vehicles and platforms. We are determined to provide our users with the best experience and have built a scalable infrastructure that allows us to rapidly add new features, options and platforms.

Our Rider App

The Helbiz app provides users the ability to get around and connect with their city through a variety of transportation modes The Helbiz app is designed to be lightning fast, intuitive, and frictionless enabling users to rent and ride with ease. Our typical rental process can be summarized in the four steps in the following graphics:

Additional app functionality includes the ability to book and reserve vehicles, briefly pause and lock a vehicle in ride, an extensive help toolkit and spoken, written and in-app support 24 hours per day in six languages. We are dedicated to continuing to improve our platform and features to continue to offer the best experience in the industry.

Subscription Plans

In addition to our pay-as-you-ride per minute ride structure, we also offer a subscription plan for riders on a monthly basis. We see our subscription plan as an important step toward providing a convenient transportation alternative that address our riders’ preferences and budgets to make micro-mobility through Helbiz their commute of choice. Our subscription plan is purchased upfront and guarantees access to a set amount of time, and all subscriptions can be cancelled at any time.

Types of subscriptions include:

•	Helbiz Unlimited: Take as many 30 minutes trips as the customer wants on our e-scooters and e-bikes on a monthly basis for a fixed price. Subscribers to Helbiz Unlimited will have access to our streaming content, which debuted in August 2021 and includes all 390 games per season of the Italian Serie B soccer league for the next three seasons, live and on demand streaming rights for up to four Major League Baseball games weekly, select games from the German football cup, select NCAA football games, select NCAA men’s basketball games and other content. We have added and are looking to continue to add additional content, with a focus on sporting events, in the near future. Subscribers to Helbiz Unlimited will also not have to pay any delivery fees for the delivery of our food.

The Advertisement Experience

Helbiz users are always on the move and interacting with their local communities. Advertisers have the opportunity to put relevant content in front of them at every stage of this journey. Unlike other ad platforms, Helbiz interacts directly with consumers and their environment while they are on-the-go. We have understood this unique opportunity since our early days, but only begun to fully translate it into a value adding ad product suite in late 2020 as our reach and potential significantly increased.

A well-integrated and intelligent advertisement experience is one of the cornerstones that allow us to be less dependent on operational revenues and offer a more competitive service globally.

While we are actively working on expanding our offering and tools it currently includes:

•	Unlock advertisement: which use Helbiz as a digital billboard to show a full screen video message every time a user unlocks a Helbiz vehicle globally, in a specific city or targeted area;

•	Location based advertisements: which trigger advertisements when a user is in the vicinity of a specific location;

•	Map branding: which enables companies to sponsor pins, parking spots or specific locations on the map; and

•	Vehicle co-branding: which custom wraps our vehicles for a maximum-visibility, full-takeover campaign, paid per vehicle on a daily basis.

Our Driver App Experience

To ensure our vehicles are properly distributed, charged, maintained and always ready to rent, comes down to our operational excellence. That in turn starts with our drivers and Driver App. Our drivers, and the software that manage them and our fleet, is the glue that makes people depend on us as a part of their daily commute and transportation needs.

The Helbiz Driver App

Our drivers simply tap ‘Start Shift’ inside the Helbiz Driver app to start a shift. Drivers will automatically start to receive tasks, on-screen instruction, and turn-by-turn navigation to handle their shift and objectives with ease. Every step of the way the driver is guided in an intuitive way to pick up and swap batteries and reposition and maintain vehicles. By tracking every movement, action, route, pickup and drop off, Helbiz has an overview of each city’s operation and is able to support of our operational support teams.

Additional app functionality includes the ability to accept/decline tasks, access to real time vehicle data, a support kit and analytics.

Currently the entire Helbiz operation is operated by in-house employees only, but the Driver App is built on a highly scalable and flexible infrastructure allowing us to seamlessly introduce and scale up driver supply using freelancer and independent contractors if required.

Technology Infrastructure

We have assembled core product teams with a full-stack development model within a broad range of technical areas to help us power our technology platform and vehicles across the globe and the solve the challenges that arise from delivering reliable services in the physical world in real time. We are tech driven at our core and deploy technical innovations to optimize operations, increase oversight while improving our scalability. We have built a mobile first and platform agnostic suite within the micro-mobility space constituting of a series of proprietary tech platforms and drivers, including operational and analytical and optimizing and decision-making tools, that all operate in conjunction. Every individual component is built on top of our scalable tech stack that enables us to manage spikes in usage and rapidly launch new products, features and services.

We developed our platform for autonomy, scalability and high accountability. Our success in a fast-moving industry, and relationships with the cities we operate in, is directly linked to our flexibility and development velocity. We currently use third party, AWS, for cloud computing services to help us deliver and host our platform and quickly scale up our services to meet surges in demand and support any product changes we are introducing. We utilize multiple data centers located in the United States and Europe where redundant copies are stored and replicated reliably within each region.

Sales & Marketing

Helbiz is marketing its offering to users through brand advertising, direct marketing and fostering rapid adoption through on-street presence and strategic partnerships. We use a variety of broad campaigns from television ads to strategic joint partnerships with strong local brands to promote our platform and extend our service to existing loyal user bases. On a local street level, Helbiz is devoted to a vast amount of educational and community events where we and our engaging team foster deeper connections in the cities we operate in, while our vehicles act as moving billboards for organic user growth. Our direct marketing is made up of promotions, referrals and time-based incentives where we attract consumers through a tailored combination, depending in the city, of sponsored search, targeted social media, push & text notifications and email campaigns. As we grow, we are focused on optimizing and making our marketing & sales spend more effective in attracting high converting users and in encouraging cross vertical spending in a structured and measurable way to significantly enhance customer retention and lifetime value.

Helbiz Media

We formed Helbiz Media, our wholly-owned subsidiary dedicated to the acquisition and distribution of content over Helbiz Live, a new internally developed app that is separate from our micro-mobility app. From the start, Helbiz Live will be included in our monthly subscription: Helbiz Unlimited, our offering of unlimited monthly e-bike and e-scooter use for a fixed fee, and we may make it available through other subscription models. Helbiz Media’s principal activities will include:

•	Acquiring content. Helbiz Media is charged with acquiring the rights to stream media content on Helbiz Live, with a focus on acquiring the rights to broadcast sporting events. The first content that Helbiz Media has acquired, for the Italian territory, are approximately 390 regular season games in the Italian Serie B soccer league. League Serie B will take care of the TV productions of all matches and will provide the feeds to Helbiz Media. Helbiz Live expanded its content offering (i) in October 2021 by acquiring the rights to broadcast on its app in Italy two live soccer matches per day during the German Cup (DFB-Pokal) and highlights of each round of the German Cup as well as weekly highlights of NFL football games and other NFL branded content (ii) in November 2021 by partnering with ESPN to broadcast on its App in Italy (a) two NCAA college football games and two NCAA men’s college basketball games per week, (b) 10 NCAA football bowl games, including the semifinals and finals and (c) 20 NCAA men’s basketball tournament games, including the semi-finals and the finals and (iii) in March 2022 by acquiring the rights to stream live and on demand up to four Major League Baseball games weekly, in addition to all playoff games, for the next three seasons.

•	Distributing content. Some of the content that we acquire the rights to broadcast in a specific territory may be coupled with the right to further distribute such content outside of that territory. For example, our right to broadcast the next three seasons of Serie B soccer games in Italy, includes the right to distribute and commercialize those rights outside of Italy. We intend to generate revenue from such distribution.

•	Advertising. Helbiz Media will coordinate the sale of advertising for our micro-mobility business as well as Helbiz Live.

Helbiz Kitchen

Helbiz Kitchen, is a delivery-only “ghost kitchen” restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order meals. Users are able to order meals on our mobile App for delivery to their home, office or other desired location, and we will prepare and deliver such meals using our e-vehicles. We capture all of the revenue from the meal order and the delivery as there will be no middle person.

We launched Helbiz Kitchen in June 2021 with a pilot ghost kitchen in Milan, Italy. Our approximately 21,500 square foot facility in Milan offers six menus of dishes (pizza, hamburgers, poke, salads, sushi and ice cream) for 12 hours a day, seven days a week, and we intend to expand the variety of the menus and the hours of operation in the near future. We have hired 60 people in connection with our ghost kitchen in Milan including chefs, delivery drivers and technical and administrative personnel and are looking to increase the number of employees for that ghost kitchen alone to 80.

Platform User Support

The cornerstone of our company and experience is our top-rated customer experience. We have invested and trained our own micro-mobility support center. Our support hub was established in Serbia and is today offering in-app, written, and spoken 24/7 support natively in six languages for customers and drivers around the globe.

Competition

We provide transportation services, particularly those in the urban micro-mobility category (generally, intra-city trips that less than five miles). As a result, we compete with other modes and providers of transport. For our e-scooter, e-bike and e-moped sharing services, this includes busses, subways, bicycles, cars, trains, motorcycles, scooters and walking, among other short-distance transportation modes.

Our services compete directly with many TaaS companies. The market for TaaS networks is intensely competitive and characterized by rapid changes in technology, shifting rider needs and frequent introductions of new service and offerings. We expect competition to continue, both from current competitors, who may be well-established and enjoy greater resources or other strategic advantages, as well as new entrants into the market, some of which may become significant competitors in the future. Our main competitors in the micro-mobility sharing market vary by market but include Lime, Lyft, Bird, Spin and Wind. We also compete with car sharing services such as Uber and Lyft, certain non-ridesharing TaaS network companies, public transportation, taxicab, and livery companies as well as traditional automotive manufacturers, such as BMW, which have entered the TaaS market, among others.

We believe the essential competitive factors in our market include the following:

•        coverage and availability of access;

•        scale of network;

•        product design;

•        ease of adoption and use;

•        partnerships and integrations;

•        branding;

•        safety;

•        innovation;

•        regulatory relations; and

•        prices.

Many of our competitors and potential competitors are larger and have greater brand name recognition, longer operating histories, larger marketing budgets, established marketing relationships, access to larger customer bases and significantly greater resources for the development of their offerings. For additional information about the risks to our business related to competition, see our Risk Factors.

Strategy

We are one of the few established micro-mobility operators with a truly scalable infrastructure, deep engagement in our cities and a clear path to capture the opportunity of the fast-growing micro-mobility industry. We plan to leverage our strengths to outperform our competition with the following growth strategies:

•	Grow our Rider base. We see significant opportunity to continue to grow our rider base. We strive to continue drive organic adoption by continued investments in fleet, brand, and consumer awareness. We also offer incentives for first time riders and referrals and plan to continue to grow our incentive programs to foster organic grow. Additionally, we seek to expanding our offering beyond e-scooters, e-bikes and e-mopeds to properly serve all demographics in cities and increase the reach of our platform. Micro-mobility is an industry in its infancy, and Helbiz introduced this technology in Italy, which involved significant user education to shift engraved user behavior. As other slower adapting demographics gradually adopt micro-mobility and the growing percentage of the population who are born as digital natives become of age or increase their spending power, we believe we will benefit from a significant growth not only in rider base but lifetime value across verticals as well.

•	Increase penetration in our existing markets. Although in Italy we are currently a market leader based on vehicles authorized and licenses obtained, we see room for further growth and plan to deploy new e-scooters, e-bikes and e-mopeds into both existing and new service areas in order to meet rising demand. Furthermore, we believe that there is significant opportunity for growth in the United States, as more cities are embracing shared shared-mobility services and municipalities with existing pilot programs and licensed services are ready for license renewals.

•	Continue expanding into new markets with optimal regulatory conditions and transportation infrastructure. As authorities around the world begin to adopt acceptable rules and regulations surrounding dock-less e-scooter, e-bike and e-moped sharing, we plan to take advantage of our tech-driven platform, operational excellence and services to offer these cities a sustainable solution. Some of the largest cities and markets in the world have not established regulations to pave the way for these new forms of transit, like New York and Philadelphia. We will continue to work closely with local regulators globally to unlock these markets and establish a long-term and sustainable relationship. We plan on targeting cities with established infrastructure.

•	Increase our use cases. We intend to continue to expand our offerings and products to make Helbiz the transportation platform of choice for all demographics and use cases. We aim to offer product to simplify travel decision making, become a fully integrated A-to-B solution within existing transit network while expanding our subscription packages and B2B offerings among other things through centralized enterprise tools and bulk packages for universities and businesses, to offer, manage and cover transportation needs and of employees and students.

•	Expand multimodal offerings. We continue our mission to make Helbiz the number one transportation ecosystem, and we believe that it is essential to address a wide range of transportation needs and preferences for an inclusive offering across demographics. We recently launched e-bikes and e-mopeds in addition to our e-scooters to serve a different demographic and are working on seamlessly integrating public transit to enable riders to optimize their trips across all available offerings based on their preferences.

•	Leverage our platform to launch new products. We believe that we can continue to innovate, solve complex challenges and create platforms on top of our robust and scalable technological infrastructure to meet the localized needs of the mass market consumer, who is already using Helbiz daily, with new services from payments solutions, public transportation and food delivery. Being a high adoption consumer platform with deep penetration in core markets, we believe that we have a unique opportunity to extend our ecosystem and platform offering around the needs of our consumers leveraging our low customer acquisition costs to fuel long-term value and impact. Each platform offering increases the value of our overall platform, enables us to attract new platform users, deepens the individual engagement and retention within the platform while significantly boosting lifetime value across platform and platform loyalty. Our mission is to combine all offerings in a seamless platform meeting all localized needs of the mass market consumer on demand, beyond micro-mobility.

•	Grow rider ecosystem spend. As we continue to grow our brand loyalty and offerings, products, use cases and customer experience, the stickiness of our customers increase, integrating Helbiz more into their daily lives and routines. We believe that this will grow their total ecosystem spend exponentially over time.

•	Pursue strategic partnerships. Our early success, despite much less funding than U.S. competitors, was among other things due to our hyper-local approach where we as a young company tailored our approach to the individual city while partnering with well-established companies with loyal customer bases, influence, and synergy to allow us to quickly harness brand awareness, capitalize on their existing reputation for rapid adoption. We intend to continue to pursue strategic synergetic partnerships to strengthen our brand, offering and market adoption.

•	Continued research and development to increase vehicle-level economics and user experience. Our team is constantly developing new ideas for all facets of our business. From continued development on our mobile application to hardware development for our e-scooters, e-bikes and e-mopeds, we are actively pursuing ways to serve our customers and create a sustainable and profitable business. We have drastically increased lifespan of our entire fleet and the daily availability through 3 generations of vehicles and moving from built-in batteries to swappable batteries eliminating the need to pick up and charge the entire fleet every night allowing vehicles to remain on the street and operational.

•	Target non-traditional markets. We believe that in the rush to compete in the micro-mobility market, many of our competitors have overlooked markets that might not be considered traditional consumers of micro-mobility services. These markets include hotels, amusement parks, convention halls, airports and other third parties that see a need to provide their customers with additional methods of short-distance transportation. We are exploring these markets and negotiating terms outside our conventional rental arrangements.

•	Acquire media content to complement our brand. We intend to acquire high-quality media content that we deem dynamic and vibrant, particularly live sporting events. By expanding the entertainment options available on Helbiz Live, we can increase the appeal of this offering with the goal of adding new subscribers.

•	Expand our Helbiz Kitchen offering. In July 2021, we launched Helbiz Kitchen, a delivery-only “ghost kitchen” restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order meals, with the opening of our pilot ghost kitchen in Milan, Italy which we intend to follow with other ghost kitchens in the near future. Through Helbiz Kitchen, we will generate revenues from the sale of the food and from the delivery of it.

•	Invest in technology to strengthen platform and increase efficiency. We plan to continue to invest in and develop our proprietary technologies and core platform drivers to optimize our operations, autonomy and scalability. These investments will allow us to continue to increase our efficiencies and lower our operational costs offering our riders an affordable and high-quality experience.

•	Grow Advertisement Opportunities. We are continuing to grow our advertisement offering and integrations. As we rolled out in-app advertisement in 2020. We expect to be able to significantly grow our overall advertisement revenues as we roll out advertisement in all cities and combine it with additional and more complex advertisement types and dedicated advertisement management tools for enterprises. We are still in the early stages of building an advertising product suite that fully taps the value of this alignment between pinners and advertisers, but we believe it will be a competitive advantage over the long term.

Seasonality

Each city and region where we operate or intend to operate has unique seasonality, events and weather that can increase or decrease rider demand for our platform. We expect to experience different levels of seasonality in each market in which we operate, typically correlated to changes in the number of local residents and visitors. Ride volume can also be impacted by general trends in business or travel and tourism. Certain holidays can have an impact on ride volume on the holiday itself or during the preceding and subsequent weekends. In addition, rain, snow and cold weather tend to increase the demand for car-based transportation but reduce the demand for e-scooter, e-bike and e-moped rentals.

Intellectual Property

We generally rely on trademark, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect our intellectual property and proprietary rights. We are currently in the process of pursuing trademark protection for our name and logos in the United States. Although we believe that our pending trademark applications will be granted by the United States Patent and Trademark Office, such trademarks might not be granted, might be challenged, invalidated, or circumvented or might not provide competitive advantages to us.

We also plan to rely on patents to protect our intellectual property and proprietary technology, to the extent feasible, and plan to consult with intellectual property counsel to determine what patents we may be able to file to protect our intellectual property. As of the date of this annual report, we do not have any patents in the United States or any other country, but on November 4, 2019, we filed a patent application in the United States for our smart parking technology (patent application number: 16/673,518).  Although we believe that some of our technology may be patentable, such patents might not be granted, might be challenged, invalidated, or circumvented or the rights granted thereunder or under licensing agreements might not provide competitive advantages to us. We believe that due to the rapid pace of technological innovation for technology, mobile and internet products, our ability to establish and maintain a position of technological leadership in the ridesharing industry depends more on the skills of our development personnel than the legal protection afforded our existing technology.

Our success depends in part, upon our proprietary software technology and proprietary App. We have not yet protected our software through copyright or other regulatory measures. Our standard intellectual property confidentiality and assignment agreement with employees, consultants and others who participate in the development of our software might be breached, we might not have adequate remedies for any breach, or our trade secrets might not otherwise become known to or independently developed by competitors. Our efforts to protect our proprietary technology might not prevent others from developing and designing products or technology similar to or competitive with those of ours. Our success depends in part, on our continued ability to license and use third-party technology that is integral to the functionality of our products and App. This includes functions such as our payment gateway that we use for handling credit card payments, subscriptions and wallet top-ups (which we license through Stripe), interfacing with vehicles from certain suppliers (such as our license with Segway), hosting our server infrastructure (provided by Amazon Web Services) and hosting our data for analytics (provided by Google Cloud). An inability to continue to procure or use such technology likely would have a material adverse effect on our business, operating results or financial condition.

Our intellectual property is secured to a syndicated loan and security agreement entered into in 2021.

We do not intend to create or own any of the media content to be streamed on our Helbiz Live platform. Instead we plan to license such content. We have acquired a three-year license to broadcast in Italy for each of the next three seasons all 390 regular season games in the Italian Serie B soccer league. We will not own any of the intellectual property associated with such games, the league or the teams in the league.

Authorizations and licenses in force

We work closely with the cities where we operate to determine the local services we provide. This includes determining fleet size, deployment locations, hours of operation and pricing. After local operations begin, we revise these determinations using real-time data. We consider compliance with requirements around parking, deployment and redistribution, and rider education to be of the utmost importance. We operate in the following cities in the following countries.

Italy

We are a substantial operator in Italy in the micro-mobility environment. As of March 31, 2022, we hold 32 individual licenses in 23 cities and one campus in Italy for up to 15,000 e-scooters and e-bikes. As Italy and its cities continue their micro-mobility expansion and open up for additional licenses and tender offers we anticipate this growth and success ratio will continue to increase. We currently provide, or are schedule to soon provide, e-scooter, e-bike and e-moped micro-mobility programs in the following areas of Italy:

eScooters, Italian Cities	Maximum Number of Vehicles	License Start	License Termination
Rome	2,500	September 2020	September 1, 2022
Naples	900	September 2020	September 7, 2022
Milan	750	December 2019	July 26, 2022
Pescara	500	July 2020	July 20, 2022
Turin	500	December 2019	July 27, 2022
Bari	500	June 2020	July 27, 2022
Palermo	500	February 2021	December 31, 2022
Catania	500	December 2021	December 4, 2022
Ravenna	350	August 2020	August 14, 2022
Parma	300	September 2020	September 4, 2022
Pisa	300	September 2020	September 30, 2022
Reggio Emilia	300	July 2021	July 23, 2022
Frosinone	300	November 2021	November 1, 2022
Fiumicino	250	June 2021	June 1, 2022
Modena	200	September 2020	September 4, 2024
Cesena	200	July 2020	July 6, 2022
Latina	200	July 2020	July 26, 2022
Ferrara	200	February 2021	December 31, 2024
Collegno	150	March 2021	December 31, 2022
Montesilvano	100	August 2020	July 27, 2022
San Giovanni Teatino	50	August 2021	August 1, 2022
H-Farm (University campus)	350	n/a	n/a

eBikes, Italian Cities	Maximum Number of Vehicles	License Start	License Termination
Rome	2,500	October 2019	August 31, 2022
Turin	2,000	December 2019	December 14, 2024
Cesena	400	July 2020	July 27, 2022
Ferrara	200	February 2021	December 31, 2024
Latina	100	July 2020	July 26, 2022

eMopeds, Italian Cities	Maximum Number of Vehicles	License Start	License Termination
Milan	n/a	September 2020	n/a
Turin	n/a	September 2018	n/a
Pescara	100	August 2021	August 1, 2023
Genoa	n/a	July 2019	n/a
Florence	100	November 2021	November 1, 2026

United States

In 2019, we started our expansion to the United States. As of March 31, 2022, we hold 15 licenses, in 11 U.S. cities. We are currently in the application process for additional licenses and intend to continue to scale and implement our proven business model and platform from Europe across the United States. We currently provide e-scooter and e-bike micro-mobility programs in the following areas the United States:

eScooters, USA Cities	Maximum Number of Vehicles	License Start	License Termination
Washington, D.C.	2,500	December 2019	June 30, 2022
Arlington, Virginia	300	August 2020	December 31, 2022
Jacksonville, Florida	250	October 2020	August 28, 2022
Oklahoma City, Oklahoma	250	May 2021	May 6, 2022
Waterloo, Iowa	250	June 2021	June 24, 2023
Sacramento, California	250	July 2021	July 19, 2022
Alexandria, Virginia	200	February 2020	April 22, 2022
Miami, Florida	150	October 2019	Waiting from City Authorities
Durham, North Carolina	150	August 2021	August 3, 2022
Flint, Michigan	150	April 2021	April 11, 2023
Isla Vista (County of Santa Barbara), California	100	September 2021	July 1, 2022
Miami Dade County, Florida	50	April 17, 2022	Waiting from City Authorities
Miami Lakes, Florida	50	November 3, 2021	October 30, 2022

Insurance

Although we pride ourselves on our commitment to safety, the sheer volume of users increases the likelihood or serious injury or property damage as a result of the use of our vehicles. To mitigate our exposure to liability from any such injuries or damage, we provide general liability insurance in the cities where we operate to cover third-party bodily injury or property damage resulting from one of our vehicles. The insurance does not cover instances where the user is at fault, but rather damages arising from faulty vehicles or maintenance issues. Additionally, such general liability insurance is required in the U.S. and Italian cities in which we operate and seek to operate.

Insurance in the micro-mobility industry is unique as it is a limited marketplace. There are only a handful of carriers that will write insurance for it and even less for multi city operators. We have our insurance policies with Apollo Underwriting Ltd. covering the U.S. market and Societa’ Reale Mutua Assicurazione for the Italian market. These policies give us the ability to purchase coverage if and when we get permits for additional cities.

Partnerships

We believe that partnerships are a great way to offer our users services that we cannot provide on our own, provide our brand to greater exposure and expand our user base. We have focused our efforts to create partnerships in three industries in particular: the micro-mobility industry, the fintech industry and the entertainment industry.

Mobility Partnerships

Telepass

Our first major partnership was with Telepass, a leader in Southern European mobility services. By becoming our official partner and sponsor, Telepass provided us with more concrete and credible brand awareness in Italy. The partnership consists of a deep integration between our app and the Telepass Pay app where existing members of Telepass services are awarded exclusive deals to use our e-scooters. To emphasize our commitment to the partnership, we co-branded our Italian e-scooter and e-bike fleets with both the Helbiz and Telepass brand logos.

Pursuant to the agreement, Telepass will pay us a total of €100,000 for marketing opportunities provided by us and an additional €150,000 for the concession fee payable by us to the customer. In exchange, we will offer 50% discount to Telepass users on e-scooters and e-bikes.

Although our partnership with Telepass is set to expire in April 2022, we intend to renew the agreement or enter into a new agreement with Telepass thereafter. Telepass may terminate the agreement if there is material breach and we fail to cure such breach within 15 days from the date of a written notice from Telepass. Telepass also has the right to fully or partially withdraw from the agreement at any time.

Moovit

We have partnered with Moovit on a global scale to become their official micro-mobility partner in every city where we currently operate. Moovit provides public transportation management solutions in over 3,000 cities, 94 countries and in 45 languages. Moovit utilizes data from more than 7,000 transit agencies and its own community of users to provide multimodal transit solutions to enhance efficiency and speed of intra-urban transportation for its users. We began sharing respective localized strengths to further integrate our services with public transportation networks.

Moovit assists intra-city travelers due to their API that provides users with real-time data on public transit routes, arrival times and pricing. Moovit now allows their users to find Helbiz electric scooters, e-bikes and soon e-mopeds via their mobile app. This provides an additional method for avoiding traffic jams and other intra-urban mobility obstacles that arise inside cities on a daily basis. Moovit therefore promotes our sustainable first and last-mile mobility solutions for intra-urban travel to be used in conjunction with public transport.

Pursuant to the agreement, we agreed to share with Moovit all our micro-mobility information in order to implement and integrate it with Moovit’s services with priority over other services providers in our business. Our agreement with Moovit expires in March 2022 and is automatically renewable for one-year extensions, unless either party provides at least 60 days’ prior written notice to the other party stating the intent not to renew prior to the end of the term. Either party may terminate the agreement at any time for no reason with 90 days’ prior written notice. Such notice period is reduced to 30 days if there is a change of control of either party. Either party may also terminate the agreement if the other party breaches any material terms of the agreement and does not cure the breach within 15 days after receiving written notice from the non-breaching party.

In October 2021, we announced plans to expand the integration of our electric vehicles within the Moovit app so that Moovit users will have access to our suite of micro-mobility vehicles in the cities in which we operate.

Trenitalia

We have partnered with Italy’s National Public Railway transportation provider, Trenitalia, to expand their riders’ options of getting to and from train stations. Trenitalia provides us with dedicated parking areas outside of the major train stations in the Italian cities in which we currently operate. We provide promotions and discounts to Trenitalia users to use our vehicles before and/or after their journeys. Trenitalia has engaged in a vast marketing plan to advertise our services inside their train stations, inside train screens and magazines, inside dedicated tabs in their mobile app, and on their website. Reciprocally, we have committed to co-branding our Italian fleet with Trenitalia-dedicated graphics.

Pursuant to the agreement, we will provide Trenitalia users vouchers for free rides and discounts and such promotion will be advertised on Trenitalia’s website, in certain trains and train station lounges and through jointly planned educational events around Italy. Our agreement with Trenitalia expires in May 2022 and is automatically renewable for another 12 months, unless either party provides at least 60 days’ prior written notice to the other party stating the intent not to renew prior to the end of such term. Either party can terminate the agreement with 60 days’ prior written notice.

FinTech Partnership

Alipay & Tinaba

On January 16, 2020, we signed a European collaboration agreement with Alipay, a payment method owned by the Alibaba group, and Tinaba, a digital wallet owned by Banca Profilo. This partnership allows our users to use Alipay as a payment method inside our app. They have the ability to add a specific amount of Helbiz credit directly from their apps, removing the need to insert a credit or debit card into our system. Alipay and Tinaba users who do so are given exclusive promotions. The partnership envisions allowing Alipay users to make use of our service directly from the Alipay app. Our partnership with Alipay gives us the opportunity to co-brand our entire fleet, including in Rome, where the first official game of Euro 2021 Soccer Tournament will take place. The co-branded design will not only include the Alipay logo, but also the official logo of Euro 2020, effectively making Helbiz an unofficial micro-mobility partner of the Euro 2020 Soccer Tournament to be held in the summer of 2021.

Pursuant to the agreement, Alipay agrees to (i) provide commercially reasonable technical and other support to us in the development and publishing of a mini program on the Alipay Mini Programme Technology Platform; (ii) promote the Mini-program for Helbiz once it is developed; and (iii) include sponsorship cobranding on 1,500 of Helbiz’s vehicles in Rome for the duration of June 2021 to August 2021.

Helbiz agrees to (i) provide information related to the development of the mini program; (ii) support Alipay’s Campaign on the program; and (iii) include the Alipay – UEFA co-branding logo on 1,500 vehicles in Rome for the period from June 2021 to August 2021.The agreement with Alipay will expire in December 2021 and the company intends to renew the agreement or enter into a new agreement with Alipay thereafter. Either party may terminate the agreement if the other party breaches any material terms of the agreement and does not cure the breach within 30 days after receiving written notice from the non-breaching party.

The agreement with Tinaba will expire in January 2023 and is renewable. Either party can terminate the agreement with 30 days’ prior written notice.

E-Pay

November 2020, Helbiz signs an agreement with EPAY, part of the Euronet Group, to allow its user base to purchase In-App Wallet Credit in cash through a network of 51,650 physical stores in Italy, allowing potential users without a debit/credit card the ability to make use of our sustainable services. This network of physical points of sale, composed of Supermarkets (ex. Carrefour, Esselunga, Finiper, Penny Market), Libraries (ex. Feltrinelli, Mondadori), Tobacco stores, Electronic Stores and direct distributors, extends itself across the entire country easing access to the Helbiz micro-mobility services and to future parallels on which the company is currently working on.

The agreement is an open-ended agreement without terms between the Company and E-Pay. Helbiz will request a renegotiation of the agreement in June 2023 after three years of collaboration. Either party can terminate the agreement with a 30 days’ prior written notice to the other party. Pursuant to the agreement, Helbiz will pay E-Pay a fixed Fee of €12,000 for the service, a maintenance fee of €1,000 on a monthly basis, and a distribution fee which is calculated as 10% of any transaction’s face value.

Entertainment Partnership

Miami FC

We are the official Mobility Partner of the football club Miami FC and its first-ever jersey sponsor. Our e-scooters will play an active role on gameday, facilitating transport for fans from the parking lot to Miami FC’s 20,000 seat stadium. We offer exclusive benefits for Miami FC season ticketholders, providing discounts for e-scooter rides across Miami, or any other city where we operate. Helbiz and Miami FC are very committed to the community and are dedicated to positively impacting its future.

We agreed to sponsor Miami FC for the 2020, 2021, 2022 and 2023 USL Championship Seasons, for an average cost per Season amounted to $444,000, in exchange for advertising and promotional opportunities made by Miami FC. These sponsorship opportunities include uniform branding, TV and social media promotions, stadium marketing, market activations, community events, corporate and media events, and merchandise.

Our agreement with Miami FC expires upon the conclusion of the Miami FC’s 2023 United Soccer League Championship season. We may terminate the agreement with at least 180 days notice if we cease operations in the South Florida Market or if the United Soccer League Championship is terminated or reduces its schedule of games per season to 30 or less. Either party can terminate the agreement if the other party commences procedures in connection with bankruptcy or insolvency. If either party materially breached the agreement, the non-breaching party can terminate the agreement with 30 days’ prior written notice.

Suppliers

We subcontract the manufacturing, assembly and testing of our vehicles to third-party suppliers mainly located in Asia. Our supply chain department is responsible for coordinating the relationship with the third-party suppliers and is constantly working with current manufactures in a collaborative effort to improve and optimize existing hardware, design, and build custom proprietary vehicles for custom needs while also looking for alternative manufacturers, solutions, and supply routes to ensure that we stay on the forefront of the rapid technological advancements in our industry.

The typical supply chain timeline requires on average three-months from manufacturing the e-vehicles, delivery to deploying in the relevant markets. The process depends on the typical supply lines running via sea, train and air. A mix of local suppliers and suppliers based in Asia, are responsible for providing us spare parts for our e-vehicles.

Overall, we depend upon a limited number of third parties to perform these functions, some of which are only available from single sources with which we have flexible contracts in place. In particular, we rely on:

•        Stripe for the processing of customer payments;

•        Segway Group for the supply e-scooters and looking forward also a new version of e-mopeds and e-bikes; and

•        V-Moto Soco Group for the supply e-mopeds.

Stripe

Pursuant to the agreement, the debit and credit cards service fees are calculated based on preceding month’s total card transaction volume. The service fees range from €0.01 to €0.02 per card payment. For example, if the net monthly card volume is €0 to €250,000, the fixed amount per payment card is €0.02; if the net monthly card volume is €500,000 to €1,250,000, the fixed amount per payment card is €0.015. The higher the monthly card volume, the lower the service fee.

Our agreement with Stripe expires in September 2022 and is automatically renewable for another 12 months, unless either party provides at least 30 days’ prior written notice stating the intent not to renew prior to the end of the term.

Segway

Pursuant to our agreements with Segway, we purchased approximately 7,000 e-scooters, in 2020. Segway charges a monthly fee for its licensed technology. An e-scooter is considered an active product for any month that is active at any time during that month. Segway also charges hourly technical support fees. In addition, Segway imposes minimum service fees. Our agreement with Segway will expire in May 2022 and is automatically renewable for another one year each, unless either party provides at least 60 days’ prior written notice stating the intent not to renew prior to the end of such term. Either party may terminate the agreement if the other party breaches any material terms of the agreement and does not cure the breach within 30 days after receiving written notice from the non-breaching party. Additionally, Segway may terminate the agreement if we breach our obligation to make payments, to comply with the restriction on use and resale of Segway’s products, the laws and other programs applicable to the use of Segway’s products, the license of Segway’s technology and software, privacy and data securities, and confidentiality and fails to cure such breach within 10 days after notice of breach from Segway. Segway may also terminate the agreement with 30 days’ prior written notice if Segway reasonably believes our operations create undue risks for Segway, the end users or other third parties or if Segway reasonably believes that any new laws or amendments to existing law makes the performance of the agreement unlawful or impracticable. Lastly, Segway may terminate the agreement immediately if we file for bankruptcy.

Employees

As of March 31, 2022, we have 355 full-time employees, no part-time employees, based at our offices. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees generally are good.

The following table sets out the number of our employees and consultants on a full-time and part-time basis:

Position	Employees
Management and administration	69
Operations	214
Customer Support	25
Technology/Research & Development	47
Total	355

Our business plan entails expanding our micro-mobility sharing services to multiple cities in the near term. As we expand our shared micro-mobility services and provide new services, our property needs will increase for office space, pick-up and drop-off locations and industrial space.

Material Agreements

In addition to our compensation agreements with management, the Merger Agreement and other material agreements described elsewhere in this annual report, we have entered into the following material agreements under which we still have obligations or rights:

Acquisition of MiMoto

On January 28, 2021, we entered into a Sale and Purchase Agreement (the “MiMoto Sale and Purchase Agreement”) with MiMoto Smart Mobility Srl (“MiMoto”) and the owners of all of the issued and outstanding capital stock of MiMoto. On April 1, 2021, we settled the transaction by acquiring all of the capital stock of MiMoto pursuant to the MiMoto Sale and Purchase Agreement, making it our wholly-owned subsidiary. MiMoto is a micro-mobility solutions provider that offers approximately 500 e-mopeds in the cities of Milan, Turin, Florence and Genoa with plans to expand operations to other cities and regions.

In exchange for the capital stock of MiMoto, we paid the MiMoto shareholders approximately €1.8 million (approximately $2.2 million), and we issued them an aggregate of 1,057,740 shares of Class A Common Stock (the number considers the retroactive application of the conversion ratio applied on the reverse merger).

The MiMoto Sale and Purchase Agreement contained standard representations and warranties from all parties. The MiMoto Sale and Purchase Agreement superseded any prior agreements with MiMoto and its shareholders.

Lease of D.C. License

Effective January 1, 2021, we began leasing for one-year a license to operate up to 2,500 e-scooters from Skip Transport Inc. (“Skip”) and the right to use for nine months the Skip mobile app in connection with such license. The lease agreement with Skip did not include the lease or purchase of any other assets, and when we began offering e-scooter services in Washington, D.C. we provided our own e-scooters and operations. In exchange for the lease, we issued 177,827 shares of common stock (the number considers the retroactive application of the conversion ratio applied on the reverse merger), and we paid Skip $385,000 at signing, plus $39,000 per month for a total of 12 months.

Loan and Security Agreement

On March 23, 2021, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) and other related agreements with four institutional lenders. Under the terms of the Loan and Security Agreement, the aggregate principal amount of the loan was $15 million dollars and we received net proceeds of $11.9 million thereunder. We are required to pay back such loan and any accrued and unpaid interest thereon on December 1, 2023.

The loan carries interest at 9.2% per annum, which increases in the event of a default under the loan to 13.2%. The interest of the loan is due monthly, but no payments need be made directly by Helbiz during the first year as twelve months of interest payments were held in reserve and the first interest payments are paid from that reserve until it is reduced to zero. At closing, Helbiz was required to pay in advance an intellectual property insurance premium of 3.5% per annum (or part thereof).

In connection with the loan, Helbiz granted the lenders a security interest in certain intellectual property held by Helbiz, Inc. In the event of a default, the lenders may acquire that intellectual property to settle any amounts due under the loan.

Serie B Licenses

On June 7, 2021, we entered into two agreements with Lega Nazionale Professionisti Serie B (“League Serie B”) to acquire the rights to broadcast approximately 390 regular season soccer games in Serie B for the next three seasons, on a non-exclusive basis. Additionally, Helbiz Media has been appointed by the League Serie B as the exclusive distributor of the Serie B international media rights. Pursuant to the agreements with the League Serie B, Helbiz Media will commercialize such international rights on behalf of the League Serie B. Under these agreements, Serie B will take care of the TV productions of all matches and will provide the feeds to Helbiz Media. The agreements that we entered into with League Serie B for rights outside of Italy gives us the right to distribute the rights to third parties to broadcast the Serie B games outside of Italy, including Helbiz Media itself. We have guaranteed Serie B a minimum annual payment of €2.5 million (approximately $3 million) in connection with the distribution of the rights outside of Italy, and any amounts received after €2.5 million (approximately $3 million) will be divided among us and League Serie B.

The agreements that we entered into with Serie B for rights in Italy are non-exclusive rights. The rights to broadcast in Italy have been sold to two other over-the-top providers pursuant to agreements on the same terms as well as to one provider for terrestrial and/or cable and satellite broadcast. We are required to pay €12 million (approximately $14 million) per year in connection with these right

Convertible Debenture Securities Purchase Agreement

On October 12, 2021, we entered into a securities purchase agreement with an investor pursuant to which the investor agreed to purchase from us an aggregate of $30,000,000 worth of convertible notes.

We sold $15,000,000 worth of convertible notes on October 12, 2021, an additional $10,000,000 on or around October 27, 2021, and an additional $5,000,000 on or around November 10, 2021. The conversion price will the lesser of (i) $20.00 and (ii) 92.5% of the lowest VWAPs during the last five trading days immediately preceding the date of such conversion, but in no event will the conversion price be less than the applicable floor price. The floor price for the convertible notes range from $8.25 to $4.78.

Each of the convertible notes matures on one the one-year anniversary of its issuance date. The rate of interest on the convertible notes will be 5% per annum, which shall increase to 15% at any time that there is an uncured event of default.

If, after 90 days from issuance date of a convertible note, the daily VWAP of our common stock is less than the floor price for 10 trading days in a 15 consecutive trading-day period, that convertible note will become payable in equal monthly installments until the earlier of the date that (i) the 10 consecutive trading day VWAP exceeds the floor price or (ii) the floor price for the conversion price is reset to an amount that is equal to 85% of the closing bid price on the trading day prior to such reset, provided that such reset floor price is not greater than $10.00. Monthly payments will include principal, interest and a redemption premium equal to 20% of the principal amount being redeemed (the “Amortization Payments”). Amortization Payments will be reduced by any conversion since the payment of our prior Amortization Payment. On January 10, 2022, we reset the floor price on the $15,000,000 debenture from $10.00 to $4.78, and on February 2, 2022, we reset the floor price on our $10,000,000 debenture from $8.25 to $2.50.

We, in our sole discretion, may redeem in cash any and all amounts owed under the convertible notes prior to Maturity by providing the holder with five business days advance notice. In such a case, we would pay a redemption premium equal to 10% of the principal amount being redeemed.

As a commitment fee for the sale of the convertible notes, we agreed to issue to the purchaser 150,000 Commitment Shares.

As consideration for the sale of the convertible notes, we also issued the purchaser 1,000,000 warrants. The warrants are exercisable for five years at an exercise price of $20.00.

Under the terms of the convertible notes, the related warrants and the securities purchase agreement, the holder of the convertible notes may not convert the convertible notes or exercise the related warrants (i) to the extent (but only to the extent) it or any of its affiliates would beneficially own a number of shares of common stock which would exceed 4.99% of the total shares of common stock issued and outstanding as of the date of such conversion or exercise or (ii) if such conversion or exercise would cause more than 19.99% of the shares of common stock outstanding on October 12, 2021 to be issued.

From January 1, 2022, to the date of this prospectus, the Note holder converted $8.9 million (of which $8.5 million as principal) of the Convertible Notes into 3,149,657 Class A Common Shares.

ITEM 1A. RISK FACTORS

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Risks Related to Our Business and Industry

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We were incorporated as a Delaware corporation in October 2015 for the purpose of becoming a seamless transportation and payment ecosystem for micro-mobility vehicle sharing. Since inception, we have devoted substantially all of our resources to building our intellectual property portfolio, planning our business, raising capital and providing general and administrative support for these operations. Further, we have only generated limited revenue to date and have no history of profitability. If we do not generate positive cash flow in a timely manner and attain profitability, we may not be able to remain in business. We are also subject to business risks associated with new business enterprises, including risks relating to the development and testing of our product, software, initial and continuing regulatory compliance, privacy and data storage matters, vendor manufacturing costs, product production and assembly, and the competitive and regulatory environments in the multiple regions in which we operate. We expect our financial condition and operating results to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as an early-stage company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances. As we work to transition from initial start-up activities to commercial production and sales, it is difficult to forecast our future results, and we have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed to achieve our growth projections are subject to inherent risks and uncertainties involved in the transition from a start-up company. Market conditions, many of which are outside of our control and subject to change, including general economic conditions, the impacts and ongoing uncertainties created by the COVID-19 pandemic, the war in Ukraine, fuel and energy prices, regulatory requirements and incentives, competition and the pace and extent of vehicle electrification generally, will impact demand for our business, prospects, financial condition and operating results.

We have realized significant operating losses to date and expects to incur losses in the future.

We have operated at a loss since inception, and these losses are likely to continue. Our net loss for the years ended December 31, 2021, and 2020 was $72.0 million and $24.6 million, respectively. We might not ever be profitable or generate sufficient profits to distribute dividends to our shareholders. Until we achieve profitability, we will have to seek other sources of capital to continue operations.

We will need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.

We expect that we will need to obtain additional financing, either through borrowings, private offerings, public offerings, or some type of business combination, such as a merger, or buyout to continue operating and to expand our business. We may be unable to acquire the additional funding necessary to expand our business as intended or even to continue operating. Accordingly, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to shareholders, in per share value and/or voting power, or that result in shareholders losing all of their investment in the Company.

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of current equity holders and could be at prices substantially below our per share price in our initial public offering, at which our shares have previously been sold in the public market or at which our publicly traded warrants may be exercised. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. Financing might not be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

The conversion of the Convertible Notes and the exercise of the Warrants will further dilute the outstanding shares of shares of common stock and could adversely impact the price of our Class A common stock.

As of April 13, 2022, our transfer agent had recorded approximately 1,036,340 shares of Class A Common Stock as unrestricted and freely tradable. In addition, there is

(i)	an effective registration statement from October for the resale of (a) 5,750,000 shares of Class A Common Stock underlying the Public Warrants (of which 663,584 have been exercised as of April 13, 2022), (b) 2,650,000 shares of Class A Common Stock sold to the PIPE investors and (iii) 2,650,000 shares of Class A Common Stock underlying the PIPE Warrants (of which none have been exercised as of April 13, 2022) and

(ii)	an effective registration statement from November for the resale of (a) 3,150,000 shares of Class A Common Stock underlying the outstanding principal on convertible debentures (of which portions of the convertible debentures have been converted into 3,149,657 Class A common shares as of April 13, 2022), (b) 150,000 shares of Class A Common Stock sold to the holder of the convertible debentures and (iii) 1,000,000 shares of Class A Common Stock underlying the warrants sold to the holder of the convertible debentures (of which none have been exercised as of April 13, 2022).

If the holders of our free trading shares wanted to sell these shares or if the holders of the securities that may be converted or exercised into free trading shares of Class A common stock and want to sell those free trading shares, there might not be enough purchasers to maintain the market price of our shares of Class A Common Stock on the date of such sales. Any such sales of free-trading shares, or the fear of such sales, could substantially decrease the market price of our shares of Class A Common Stock and the value of your investment.

Our financial statements for the fiscal year ended December 31, 2021 include an explanatory paragraph from our auditor indicating that there is substantial doubt about our ability to continue as a going concern.

The auditor’s opinion accompanying our audited financial statements for the year ended December 31, 2021, include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern as a result of recurring losses from operations and negative cash flows. Since inception, we have devoted substantially all of our resources to initiating our micro-mobility services in various cities, building our intellectual property portfolio, planning our business, raising capital and providing general and administrative support for these operations. We expect our financial condition and operating results to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control.

If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We may evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary services, intellectual property rights, technologies, media content or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	the assumption of additional indebtedness or contingent liabilities;
•	the issuance of additional equity securities;
•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;
•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and
•	Our inability to generate revenue from acquired technology and/or services sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

We have debts and may incur additional debts in the future. Our debt repayment obligations may limit our available resources and the terms of debt instruments may limit our flexibility in operating our business.

As of December 31, 2021, we had total outstanding notes and bonds in a principal amount of approximately $52 million, mostly comprised of loans from an Italian bank, funds provided under a Loan and Security Agreement and three convertible debentures. Subject to the limitations under the terms of our existing debt, we may incur additional debt, secure existing or future debt or refinance our debt. In particular, we may need to incur additional debts to fund our activities, and the terms of such financing may not be attractive.

Even if the holders of our convertible debentures convert all of those debentures into shares of common stock, we will use a substantial portion of our cash flows, cash on hand and/or capital raises to pay the principal and interest on our indebtedness. These payments will reduce the funds available for working capital, capital expenditures and other corporate purposes and will limit our ability to obtain additional financing for working capital or making capital expenditures for expansion plans and other investments, which may in turn limit our ability to implement our business strategy. Our debt may also increase our vulnerability to downturns in our business, in our industry or in the economy as a whole and may limit our flexibility in terms of planning or reacting to changes in our business and in the industry and could prevent us from taking advantage of business opportunities as they arise. Our business might not generate sufficient cash flow from operations and future financing might not be available in sufficient amounts or on favorable terms to enable us to make timely and necessary payments under the terms of our indebtedness or to fund our activities.

In addition, the terms of certain of our debt facilities subject us to certain limitations in the operation of our business, due to restrictions on incurring additional debt and encumbrances, carrying out corporate reorganizations, selling assets, paying dividends or making other distributions. Any debt that we incur or guarantee in the future could be subject to additional covenants that could make it difficult to pursue our business strategy, including through potential acquisitions or divestitures.

If we breach covenants under our outstanding debts, we could be held in default under such loans, which could accelerate our repayment dates and result in the transfer of our intellectual property.

If we were to default on any of our debt, we could be required to make immediate repayment, other debt facilities may be cross-defaulted or accelerated, and we may be unable to refinance our debt on favorable terms or at all, which would have a material adverse effect on our financial position.

In addition, in connection with the $15 million loan under the Loan and Security Agreement entered into with various creditors on March 23, 2021, we granted the administrative agent for the lenders a security interest in our intellectual property. If we were to default and the administrative agent acquired our intellectual property, we could not continue our operations as currently carried out.

Risks Related to Our Business Operations

Risks to Our Micro-Mobility Business

The market for micro-mobility vehicle sharing is in an early stage of growth, and if such market does not continue to grow, grows more slowly than we expect or fails to grow as large as we expect, our business, financial condition and results of operations could be adversely affected.

The market for micro-mobility vehicle sharing is new and unproven, and it is uncertain whether demand for our services will continue to grow and achieve wide market acceptance. Our success depends on the willingness of people to widely adopt micro-mobility vehicle sharing. If the public does not perceive such sharing as beneficial, or chooses not to adopt it as a result of concerns regarding safety, affordability or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms or otherwise, then the market for our micro-mobility sharing network may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect, any of which could adversely affect our business, financial condition and results of operations.

If we are unable to efficiently grow and further develop our network of shared vehicles and manage the related risks, our business, financial condition and results of operations could be adversely affected.

While some major cities have widely adopted micro-mobility vehicle sharing, new markets might not accept, or existing markets might not continue to accept, micro-mobility vehicle sharing, and even if they do, we might not be able to execute our business strategy. Even if we are able to successfully develop and implement our network of shared vehicles, there may be heightened public skepticism of this nascent service offering. In particular, there could be negative public perception surrounding micro-mobility vehicle sharing, including the overall safety and the potential for injuries occurring as a result of accidents involving an increased number of bikes, scooters and mopeds on the road. Such negative public perception may result from incidents on our platform or incidents involving competitors’ offerings.

We use a limited number of external suppliers for our vehicles, and a continuous, stable and cost-effective supply of vehicles that meet our standards is critical to our operations. We expect to continue to rely on external suppliers in the future and might not be able to maintain our existing relationships with these suppliers and continue to be able to source our vehicles on a stable basis, at a reasonable price or at all.

The supply chain for vehicles exposes us to multiple potential sources of delivery failure or shortages. In the event that the supply of vehicles or key components is interrupted or there are significant increases in prices, our business, financial condition and results of operations could be adversely affected. Additionally, changes in business conditions, force majeure, governmental changes and other factors beyond our control or that we do not presently anticipate could also affect our suppliers’ ability to deliver on a timely basis.

We incurred significant costs related to the design, purchase, sourcing and operations of our micro-mobility network and expect to continue incurring such costs as we expand our network of shared vehicles. The prices of our vehicles may fluctuate depending on factors beyond our control including market and economic conditions, tariffs and demand. Substantial increases in prices of these assets or the cost of our operations would increase our costs and reduce our margins, which could adversely affect our business, financial condition and results of operations.

Our vehicles or components thereof may experience quality problems or defects from time to time, which could result in decreased usage of our micro-mobility network. We might not be able to detect and fix all defects in our vehicles. Failure to do so could result in lost revenue, litigation or regulatory challenges, including personal injury or products liability claims, and harm to our reputation.

We envision expanding our current core business to include other sharing services. Failure to provide these additional services as envisioned or at all, could affect our growth prospects and operating results.

The revenue that we generate from our network of shared offerings may fluctuate from quarter to quarter due to, among other things, seasonal factors including weather. Our limited operating history makes it difficult for us to assess the exact nature or extent of the effects of seasonality on our network of shared offerings, however, we expect the demand for vehicle rentals to decline over the winter season and increase during more temperate and dry seasons. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.

If we fail to cost-effectively attract new riders, or to increase utilization of our platform by existing riders, our business, financial condition and results of operations could be adversely affected.

Our success depends in part on our ability to cost-effectively attract new riders, retain existing riders and increase utilization of our platform by current riders. Our riders have a wide variety of options for transportation, including personal vehicles, rental cars, taxis, public transit and other ridesharing and bike and scooter sharing offerings. Rider preferences may also change from time to time. To expand our rider base, we must appeal to new riders who have historically used other forms of transportation or other micro-mobility sharing platforms. Our reputation, brand and ability to build trust with existing and new riders may be adversely affected by complaints and negative publicity about us, our offerings on our platform, or our competitors, even if factually incorrect or based on isolated incidents. Further, if existing and new riders do not perceive our vehicles to be reliable, safe and affordable, or if we fail to offer new and relevant offerings and features on our platform, we may not be able to attract or retain riders or to increase their utilization of our platform. As we continue to expand into new geographic areas and into other modes of transportation, we will be relying in part on referrals from existing riders to attract new riders, and therefore we must take efforts to ensure that existing riders remain satisfied with our offerings. If we fail to continue to grow our rider base, retain existing riders or increase the overall utilization of our platform by existing riders, our business, financial condition and results of operations could be adversely affected. Although we may grow our ride base in cities where we operate, if we do not enter new markets, fails to do so on the scale that we anticipate or loses permits to operate in those cities in which we currently offer micro-mobility services, the growth in our overall rider base may fall below our expectations. If we do not achieve sufficient utilization of our asset-intensive micro-mobility network, our business, financial condition and results of operations could be adversely affected.

We could be subject to claims from riders third parties that are harmed whether or not our platform is in use, which could adversely affect our business, brand, financial condition and results of operations.

We may become subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, riders, or third parties that are attributed to us through our offerings. We may be subject to personal injury claims whether or not such injury actually occurred as a result of activity on our platform. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any riders or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations. Our insurance policies and programs may not provide sufficient coverage to adequately mitigate the potential liability we face, especially where any one incident, or a group of incidents, could cause disproportionate harm, and we may have to pay high premiums or deductibles for coverage and, for certain situations, we may not be able to secure coverage at all.

As we expand our micro-mobility network, we may be subject to an increasing number of claims, lawsuits, investigations or other legal proceedings related to injuries to, or deaths of, riders. Any such claims arising from the use of our vehicles, regardless of merit or outcome, could lead to negative publicity, harm to our reputation and brand, significant legal, regulatory or financial exposure or decreased use of our vehicles. Furthermore, certain assets and components we design, and manufacture could contain design or manufacturing defects, which could also lead to injuries or death to riders. We might not be able to detect, prevent, or fix all defects, and failure to do so could harm our reputation and brand or result in personal injury or products liability claims or regulatory proceedings. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.

We will face significant market competition in the transportation industry.

Our micro-mobility sharing services compete with all other providers of short-distance transport including busses, subways, bicycles, cars, trams, motorcycles, mopeds, scooters and walking, among other transportation modes. Some of these modes of transport may be perceived as cheaper, more convenient, safer, healthier or more comfortable than using our vehicles.

In addition to competing with these other modes of transport, we more specifically competes with micro-mobility sharing platforms. If the cost, ease of use, safety or other perceived advantages of these platforms are deemed by significant portions of the public to be superior to our platform, we may not achieve a user base that is sufficient to achieve profitability. Our main competitors in the micro-mobility sharing market include Lyft, Lime and Bird. We also compete with bike sharing services like Spin, car sharing services such as Uber and Lyft, certain non-ridesharing “Transportation as a Service”, or “TaaS” network companies, taxicab and livery companies as well as traditional automotive manufacturers, such as BMW, which have entered the TaaS market, among others.

These competitors have greater financial, technical, marketing, research and development, manufacturing and other resources, greater name recognition, longer operating histories or a larger user base than we do. They may be able to devote greater resources to the development, promotion and sale of offerings and offer lower prices than us, which could adversely affect our results of operations. Further, they may have greater resources to deploy towards the research, development, and commercialization of new technologies, including e-scooters, e-bikes or e-scooters, or they may have other financial, technical or resource advantages. These factors may allow our competitors to derive greater revenue and profits from their existing user bases, attract and retain new riders at lower costs or respond more quickly to new and emerging technologies and trends. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. If we are unable to compete successfully, our business, financial condition and results of operations could be adversely affected.

We face intense competition and could lose market share to competitors, which could adversely affect our business, financial condition, and results of operations.

The market for TaaS networks is intensely competitive and characterized by rapid changes in technology, shifting rider needs and frequent introductions of new services and offerings. We expect competition to continue, both from current competitors and new entrants in the market that may be well-established and enjoy greater resources or other strategic advantages. If we are unable to anticipate or react to these competitive challenges, our competitive position could weaken, or fail to improve, and we could experience a decline in revenue or growth stagnation that could adversely affect our business, financial condition, and results of operations.

Our reputation, brand, and the network effects among riders on our platform are important to our success, and if we are not able to continue developing our reputation, brand and network effects, our business, financial condition, and results of operations could be adversely affected.

We believe that building a strong reputation and brand as a safe, reliable, and affordable platform and continuing to increase the strength of the network effects among riders on our platform are critical to our ability to attract and retain customers. The successful development of our reputation, brand and network effects will depend on a number of factors, many of which are outside our control. Negative perception of our platform or company may harm our reputation, brand, and networks effects, including as a result of:

•	complaints or negative publicity about the company, riders, our offerings or our policies and guidelines, even if factually incorrect or based on isolated incidents;
•	illegal, negligent, reckless or otherwise inappropriate behavior by users or third parties;
•	a failure to offer riders competitive ride pricing;
•	a failure to provide a range of ride types sought by riders;
•	actual or perceived disruptions or defects in our platform, such as privacy or data security breaches, site outages, payment disruptions or other incidents that impact the reliability of our offerings;
•	litigation over, or investigations by regulators into, our platform;
•	users’ lack of awareness of, or compliance with, our policies;
•	changes to policies that users or others perceive as overly restrictive, unclear or inconsistent with our values or mission or that are not clearly articulated;
•	a failure to detect a defect in our vehicles or other offerings;
•	a failure to enforce our policies in a manner that users perceive as effective, fair and transparent;
•	a failure to operate our business in a way that is consistent with our values and mission;
•	inadequate or unsatisfactory user support service experiences;

•	illegal or otherwise inappropriate behavior by our management team or other employees or contractors;
•	negative responses by riders to new offerings on our platform;
•	accidents, defects or other negative incidents involving riders on our platform;
•	perception of our treatment of employees and our response to employee sentiment related to political or social causes or actions of management; or
•	any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.

If we do not successfully develop our brand, reputation and network effects and successfully differentiate our offerings from competitive offerings, our business may not grow, we may not be able to compete effectively, and we could lose existing riders or fail to attract new riders, any of which could adversely affect our business, financial condition, and results of operations.

Any failure to offer high-quality user support may harm our relationships with users and could adversely affect our reputation, brand, business, financial condition, and results of operations.

Our ability to attract and retain riders depends in part on the ease and reliability of our offerings, including our ability to provide high-quality support. Users on our platform depend on our support organization to resolve any issues relating to our offerings, such as being overcharged for a ride or reporting a safety incident. Our ability to provide effective and timely support largely depends on our ability to attract and retain service providers who are qualified to support users and sufficiently knowledgeable regarding our offerings. As we expand our geographic reach and mobility sharing platforms, we will face challenges related to providing quality support services at scale. Any failure to provide efficient user support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, brand, business, financial condition, and results of operations.

Failure by us to deal effectively with fraud, theft and vandalism could harm our business.

We may in the future incur, losses from various types of fraud, including use of stolen or fraudulent credit card data or claims of unauthorized payments by a rider. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current credit card practices, we may be liable for rides facilitated on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction. Despite measures we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on our platform, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business. Any failure to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition, and results of operations.

Additionally, because our vehicles are accessible to the public where they have last been parked or where we have decided to place them, they are vulnerable to harm from the public. Bad actors could decide to steal, vandalize, or otherwise harm or destroy our vehicles. For example, shared scooters and bikes have been burned or damaged in recent protests in France, and swappable batteries in shared vehicles have been targeted for theft for the black-market resale of their components. Any such damage or destruction to our vehicles could result in a loss of revenue and additional expenses to replace or repair the damaged vehicle.

We depend upon a limited number of third-party manufacturers to produce and test our products and to maintain our payment platform. Any disruptions in the operations of, or the loss of, any of these third parties could adversely affect our business.

We subcontract all of our manufacturing, assembly and testing of our vehicles. Our payment platform was developed by third parties. We depend upon a limited number of third parties to perform these functions, some of which are only available from single sources with which we do not have long-term contracts. In particular, we rely on:

•        Stripe, Inc. for payment processing,

•        Segway Group for supplying e-scooters and e-bikes and

•        Segway Group and V-Moto Soco Group for e-mopeds.

Our reliance on sole or limited source vendors involves risks. These risks include possible shortages of key components, product performance shortfalls, and reduced controls over delivery schedules, manufacturing capability, quality assurance, quantity, and costs, among others. For example, our roll out of e-bike services in the second half of 2020 was slowed by the failure of a third-party manufacturer to provide a sufficient supply of reliable e-bikes that met our operational standards. Our operations also may be harmed by lengthy or recurring disruptions at any of the facilities of our manufacturers. These disruptions may include, without limitation, labor strikes, work stoppages, fire, earthquake, flooding, or other natural disasters. These disruptions could cause significant delays in shipments until we are able to shift the products from an affected manufacturer to another manufacturer. The loss of a significant third-party manufacturer or the inability of a third-party manufacturer to meet performance and quality specifications or delivery schedules could harm our business.

Product liability claims could adversely affect our business.

The operation of the types of vehicles we offer, especially on or near roads, subjects their users to danger, and users of such vehicles have been seriously injured and even died as a result of their use. As we expand our micro-mobility network, we may be subject to an increasing number of claims, lawsuits, investigations, or other legal proceedings related to injuries to, or deaths of, riders of our vehicles or other offerings. Any such claims arising from the use of our offerings, regardless of merit or outcome, could lead to negative publicity, harm to our reputation and brand, significant legal, regulatory, or financial exposure or decreased use of our vehicles or other offerings. We might not be able to detect, prevent, or fix all defects, and failure to do so could harm our reputation and brand or result in personal injury or products liability claims or regulatory proceedings. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.

Our vehicles may experience quality problems from time to time, which could result in product recalls, injuries, litigation, enforcement actions and regulatory proceedings, and could adversely affect our business, brand, financial condition, and results of operations.

Our vehicles may contain defects in their design, materials and construction or may be improperly maintained or repaired. These defects or improper maintenance or repair could unexpectedly interfere with the intended operations of the vehicles, which could result in injuries to riders. Failure to detect, prevent or fix defects or to properly maintain or repair vehicles could result in a variety of consequences including product recalls, injuries, litigation, enforcement actions and regulatory proceedings, among others. The occurrence of real or perceived quality problems or material defects in our current or future e-bikes, e-scooters and e-scooters could result in negative publicity, regulatory proceedings, enforcement actions or lawsuits filed against us, particularly if riders are injured. Even if injuries to riders are not the result of any defects in or the failure to properly maintain or repair our vehicles or other offerings, we may incur expenses to defend or settle any claims and our brand and reputation may be harmed. Any of the foregoing risks could also result in decreased usage of our network of shared transportation modes and adversely affect our business, brand, financial conditions, and results of operations.

Risks to Helbiz Live

We have never previously provided streaming media content offering.

We launched Helbiz Live, our streaming media content offering, in August 2021. We do not have a history of offering live or on-demand content and may not be successful in providing a platform that reliably provides such content in a high-quality format. Any such failures may lead to a demand for Helbiz Live below our projections and may ultimately prove fatal to us.

In connection with the launch of Helbiz Live, we have undertaken substantial obligations. We acquired the rights to broadcast on a non-exclusive basis in Italy, approximately 390 Serie B regular season games for the next three seasons at a cost of approximately €12 million per season, approximately $14 million. Additionally, Helbiz Media has been appointed by the League Serie B as exclusive distributor of the Series B international media rights and thanks to such agreement with the League Serie B, Helbiz Media will commercialize such international rights on behalf of the League Series B. The agreement includes a minimum sales requirement of €2.5 million per season, approximately $3 million, that Helbiz Media will guarantee to the League Series B. Any sales exceeding the €2.5 million, approximately $3 million, will be shared on a 50/50 basis between Helbiz Media and League Series B.

We may have overestimated the appeal of the Italian Serie B soccer league and the other content available on Helbiz Live and, as a result, may not acquire as many subscribers to Helbiz Live as we anticipate or generate the revenues that we anticipate from the distribution of the content or advertising in connection therewith. The operation of Helbiz Live will take capital and management’s time away from our core micro-mobility operations.

We may be unable to attract and retain visitors to Helbiz Live.

Our success in attracting subscribers to our media platforms, and our success in keeping these subscribers depends, in part, upon our continued ability to license high-quality, engaging and commercially valuable content and connect consumers with the formats and types of content that meet their specific interests. We may not be able to identify the desired variety and types of content in a cost-effective manner or meet rapidly changing consumer demand in a timely manner, if at all. Additionally, consumers may reject the format of our media platforms in favor of traditional cable or satellite television services or other “over-the-top” platforms. Any failure to identify and license high-quality, commercially valuable content could negatively impact user experiences and reduce subscribers, which could adversely affect our prospects, business, financial condition, or results of operations.

We may not be able to acquire new rights and licenses, or to retain our existing rights, on commercially viable terms.

We face competition for media content, especially that derived from sporting events, from a number of different current and potential sources, namely broadcasters, publishers, agencies and digital media companies. Increasing competition has resulted in, and will likely continue to result in, material increases in license fees payable to rights holders, particularly for rights to distribute live sports video.

Our competitors, particularly those that are more experienced or have greater financial resources than we do, may outbid us for licenses, or we may be unable to renew our licenses to broadcast the Serie B games on commercially favorable terms. We may also be unable to acquire media content, including sports rights, due to general price inflation in rights. In addition, existing content owners may decide to retain and commercialize their own media content, rather than license such content. The widespread adoption of this approach could materially reduce the number and quality media content that are available for licensing, which could increase competition for, and accordingly the prices of, such rights. If we are unable to expand our portfolio of media content or maintain or renew our existing licenses on commercially viable terms, we may face decreasing demand for Helbiz Live.

We face intense competition in streaming media.

The entertainment industry is intensely competitive as is the streaming media component of that industry. We compete for the public’s attention with many other forms of live and on-demand entertainment including cinema, theater, in-person sporting events, television, satellite and cable and other over-the-top, or streaming, services. We have numerous competitors, some of the largest of which are large international traditional broadcast television networks (RAI), cable and satellite providers (SkyTV and ESPN) and over-the-top streaming providers (Amazon and NetFlix). Almost all of our television, satellite, cable and over-the-top competitors offer more and more varied media content than our offers.

As the cost of entry to the streaming industry is high and most of our competitors are well established, we do not have the same resources that they do to acquire new content with broad appeal. As a result, we will focus on acquiring streaming content that may be deemed more niche and with less of an appeal to a wider audience. We currently have rights to a limited amount of media content in Italy, all of which is soccer, and we may not be able to significantly expand or diversify our streaming content. Although we believe in the quality of the Serie B soccer games that we are licensed to broadcast in Italy on our app, we recognize that this is the second-tier soccer league in Italy and many people consider it to be less competitive than many other soccer leagues in Europe. It is unlikely that we can outbid our competitors in the near future for the rights to soccer games from leagues that are considered more competitive.

Helbiz Live will initially depend on the scheduling, broadcasting, and popularity of sporting events, as well as on the federations that regulate sporting events.

We have acquired the rights to broadcast in Italy certain sporting events including all soccer games played over several seasons in the Italian Serie B soccer league, certain soccer games to be played in the German Cup as well as highlights of each round of the German Cup, weekly highlights for NFL football games and other original content developed by the NFL, a select number of NCAA football games and playoffs, a select number of NCAA men’s basketball games and playoff, and certain Major League Baseball games, and we intend to acquire the international rights to broadcast other sporting events. There may be periods in the year during which there are no sporting events available on our app, notably for a large portion of the summer, and other events that we acquire may be seasonal or occur at irregularly or at regular but infrequent intervals. The long-term cancellation, postponement or curtailment of significant sports events, due to, among other things, adverse weather conditions, terrorist acts, other acts of war or hostility or the outbreak of infectious diseases, or cancellation of, disruption to, or postponement of the live broadcasting of such sports events, due to contractual disputes, technical or communication problems, or the insolvency of a major broadcaster, may have a material adverse effect on our prospects, business, financial condition or results of operations.

Helbiz Live will initially depend on the popularity of Serie B, the German Cup, NFL highlights, NCAA football and men’s basketball and Major League Baseball in Italy. This popularity could be tarnished by scandal such as 2006’s Calciopoli match-fixing scandal in Italy’s Serie A and Serie B. Negative publicity about potential fraud (including money laundering) and corruption in sports (including collusion and match-fixing) may affect the number of subscribers, our ability to distribute the rights to Serie B games outside of Italy to other broadcasting players or the willingness of advertisers and sponsors to advertise and sponsor such sporting events. This could have a material adverse effect on our prospects, business, financial condition, or results of operations.

Helbiz Live has contractual relationships with a number of third parties, which exposes us to counterparty risks.

We have contractual relationships with a number of third parties, including rights holders, content distribution networks and other suppliers, which exposes us to a range of counterparty risks.

Rights holders. Helbiz Live has procured and intends to procure additional rights, directly or indirectly, from the original rights holders, such as sports federations, leagues, tournaments, or other rights holders. If such rights holders procure, or it is alleged that they have procured, rights in an illegal or wrongful manner, we are exposed to the risk of reputational harm in connection with procuring such rights from them. We also face the risk that these entities will be unable to fulfil their obligations under our contracts with them.

Content distribution. We depend on Comintech, an Italian technology company focused on audiovisual distribution, for our global content delivery network (i.e., delivery of our content (live, VOD and HTTP) in a fast, secure, and reliable manner over the internet). If this third party’s systems were to fail, we would not be able to stream our media content on our own systems, which would reflect unfavorably on our business reputation or otherwise negatively impact our prospects, business, financial position, or results of operation.

In addition, multiple third parties provide technical office space, rack hosting and technical services. Loss of service from these suppliers to our equipment may adversely impact our live feed delivery and VoD content distribution.

A material disruption in any of the foregoing providers’ ability to provide the relevant services to Helbiz could have a material adverse impact on our prospects, business, financial condition, or results of operations.

Risks Related to Helbiz Kitchen

We have never previously provided food or food delivery services.

We launched Helbiz Kitchen, a delivery-only “ghost kitchen” restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order meals. We do not have a history of offering food or food delivery services and may not be successful in providing such services or expanding beyond Milan, Italy, our initial pilot city. Any such failures may lead to Helbiz Kitchen generating less revenue than we project and may ultimately prove fatal to Helbiz Kitchen.

In connection with the launch of Helbiz Kitchen, we have undertaken substantial obligations, including the lease of an approximately 21,500 square foot facility in Milan, Italy, and the hiring of approximately 60 people. We may have overestimated the appeal of our ghost kitchens and, as a result, may not generate as much revenue as we anticipate. The operation of Helbiz Kitchen will take capital and management’s time away from our core micro-mobility operations.

Helbiz Kitchen will face competition, which could negatively impact our business.

The restaurant industry is intensely competitive, and we will compete with many well-established food service companies on the basis of product choice, quality, affordability, service and location. We expect competition to be intense because consumer trends are favoring limited service restaurants that offer healthy-inspired menu items made with better quality products, and many limited service restaurants are responding to these trends. With few barriers to entry, our competitors will include a variety of independent local operators, in addition to well-capitalized regional, national, and international restaurant chains and franchises, and new competitors may emerge at any time. Furthermore, delivery aggregators and food delivery services provide consumers with convenient access to a broad range of competing restaurant chains and food retailers, particularly in urbanized areas. We will also compete for qualified suitable ghost kitchen locations and management and personnel. Our ability to compete will depend on the success of our plans to attract initial consumers, expand our initial products, to effectively respond to consumer preferences and to manage the complexity of restaurant operations as well as the impact of our competitors’ actions. In addition, Helbiz Kitchen’s long-term success will depend on our ability to provide our customers’ a satisfactory experience while ordering on the Helbiz app, receiving the deliveries, and eating the food prepared by Helbiz Kitchen. Some of Helbiz’s competitors have substantially greater financial resources, higher revenues, and greater economies of scale than we do. These advantages may allow them to implement their operational strategies more quickly or effectively than we can or benefit from changes in technologies, which could harm our competitive position.

We could be subject to claims from consumers of the food produced by Helbiz Kitchen or from persons or property allegedly damaged by our delivery drivers, which could adversely affect our business, brand, financial condition, and results of operations.

We may become subject to claims, lawsuits, investigations, and other legal proceedings relating to injuries to, or deaths of, riders, or third parties that are attributed to food prepared by Helbiz Kitchen or delivered by our drivers. We may be subject to personal injury claims whether or not such injury actually occurred is related to us. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any riders or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition, and results of operations. Our insurance policies and programs may not provide sufficient coverage to adequately mitigate the potential liability we face, especially where any one incident, or a group of incidents, could cause disproportionate harm, and we may have to pay high premiums or deductibles for coverage and, for certain situations, we may not be able to secure coverage at all.

Changes in food and supply costs or failure to receive frequent deliveries of food ingredients and other supplies could have an adverse effect on our business, financial condition, and results of operations.

The profitability of Helbiz Kitchen will depend in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet specifications from reliable suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, pandemics such as COVID 19, inclement weather or other conditions could adversely affect the availability, quality, and cost of our ingredients, which could harm our operations. This risk is aggravated by the war in Ukraine which will decrease the global supply of commodities, such as wheat and potash, for which a substantial portion are produced in Ukraine, Russia and Belarus. Any increase in the prices of the food products critical to the menus of Helbiz Kitchen could have a material adverse effect on our results of operations. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls, fuel prices and other government regulations. Therefore, material increases in the prices of the ingredients most critical to our menu could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.

If any of Helbiz Kitchen’s distributors or suppliers perform inadequately, or our distribution or supply relationships are disrupted for any reason, there could be a material adverse effect on Helbiz’s business, financial condition, results of operations or cash flows. We may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, which could cause our operating results to deteriorate. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants or their removal from menus. These potential changes in food and supply costs could have a material adverse effect on our business, financial condition, and results of operations.

The planned rapid increase in the number of ghost kitchens run by Helbiz Kitchen may make our future results unpredictable.

We initiated services out of our pilot ghost kitchen in Milan, Italy in June 2021 and plan to increase the number of ghost kitchens. This growth strategy and the substantial investment associated with the development of each new ghost kitchen may cause our operating results to fluctuate unpredictably or have an adverse effect on our profits. In addition, we may find that our Helbiz Kitchen concept has limited appeal in new markets. Our ghost kitchens may not be successful, which could have a material adverse effect on our business, financial condition, and results of operations.

Food safety and quality concerns may negatively impact our business and profitability, our internal operational controls and standards may not always be met, and our employees may not always act professionally, responsibly and in our and our customers’ best interests.

Incidents or reports of food-borne or water-borne illness or other food safety issues, food contamination or tampering, employee hygiene and cleanliness failures or improper employee conduct at our ghost kitchens could lead to product liability or other claims as could reckless driving by our delivery drivers. Such incidents or reports could negatively affect our brand and reputation as well as our business, revenues, and profits. Similar incidents or reports occurring at limited-service restaurants unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us.

Our internal controls and training might not be fully effective in preventing all food-borne illnesses. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our ghost kitchens could negatively affect sales from all of our ghost kitchens if highly publicized.

A prolonged economic downturn could materially affect Helbiz Kitchen in the future.

The restaurant industry depends upon consumer discretionary spending. The recession from late 2007 to mid-2009 reduced consumer confidence to historic lows, impacting the public’s ability and desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses, bankruptcies and reduced access to credit, resulting in lower levels of customer traffic and lower average check sizes in fast casual restaurants that serve food similar to us. Many countries are again experiencing an economic downturn as a result of COVID-19, a condition that may be aggravated by the war in Europe. If the economies where we intend to operate ghost kitchens experience another significant decline, our business and results of operations could be materially adversely affected and may result in a deceleration of the number and timing of new ghost kitchen openings.

We intend to be locked into long-term and non-cancelable leases for our ghost kitchens and may be unable to renew leases at the end of their terms.

We expect that many of our ghost kitchen leases will be non-cancelable and typically have initial terms up to between 4 and 10 years and 1-3 renewal terms of 4 to 6 years each that we may exercise at our option. This is in line with our pilot ghost kitchen in Milan, Italy where we have a six-year lease with approximately €120,000 due in rent per year, approximately $141,000. Even if we close a ghost kitchen, we may be required to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent, property taxes, insurance, and maintenance for the balance of the lease term. In addition, in connection with leases for ghost kitchens that we may operate, at the end of the lease term and any renewal period, be unable to renew the lease without substantial additional cost, if at all. Although we have a €1.4 million, approximately $1.7 million, option at the end of the lease to purchase the property that we lease for the ghost kitchen in Milan, we may not have the resources to exercise the option at the end of the lease. As a result, Helbiz may close or relocate the ghost kitchen, which could subject us to construction and other costs and risks.

General Risks to Our Business

We may become subject to claims, lawsuits, government investigations and other proceedings that may adversely affect our business, financial condition, and results of operations.

We may become subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, compliance with regulatory requirements and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings, including proceedings related to product liability or acquisitions, securities issuances or business practices.

For example, we were recently a defendant in a putative class action suit in New York relating to an initial coin offering of a crypto currency, the HBZ coin, conducted by HBZ Systems PTE Ltd. (“HBZ Systems”) in early 2018. Although HBZ Systems has some common ownership with us, we consider it an unrelated party. Following the initial coin offering, HBZ Systems had entered into an arms’-length loan agreement pursuant to which we received a loan of $1,361,717 with a 9% interest rate per annum (as disclosed in our financial statements), fully repaid during 2021. Helbiz received no other funds from HBZ Systems.

As part of the loan agreement, Helbiz and HBZ Systems also entered into a Software Development and Service Agreement (“Software Development and Service Agreement”). Pursuant to the Software Development and Service Agreement, we agreed to design and create a shared mobility platform, integrate the HBZ coin as a payment method on that shared mobility platform, and integrate the purchasing and transfer of HBZ coins directly into the platform. By March 2019, we had provided all of the services required under the Software Development and Service Agreement and the HBZ coin had been successfully integrated into the platform. Ultimately, the efforts to create a viable long-term coin were unsuccessful. Despite our efforts, there was minimal adoption from customers of the HBZ coin. In light of the significant expenses associated with keeping the HBZ coin on the platform, in August 2019, we and HBZ Systems mutually agreed to remove the HBZ coin from the Helbiz platform.

Although this suit was dismissed with prejudice, plaintiffs appealed the dismissal, and in October 2021, the plaintiffs won their appeal to have the suit not dismissed. Defending this litigation required a substantial amount of funds and our management’s time. The plaintiffs brought this action again in New York in March 2022.

The results of any such claims, lawsuits, arbitration proceedings, government investigations or other legal or regulatory proceedings cannot be predicted with certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention and divert significant resources. Determining whether to maintain reserves for litigation and the amount of any such reserves is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, financial condition, and results of operations. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, and results of operations. Furthermore, under certain circumstances, Helbiz has contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers.

A determination in, or settlement of, any legal proceeding, whether we are party to such legal proceeding or not, that involves our industry, could harm our business, financial condition, and results of operations. In addition, we may include arbitration provisions in our terms of service with the riders on our platform. These provisions are intended to streamline the litigation process for all parties involved, as arbitration can in some cases be faster and less costly than litigating disputes in state or federal court. However, arbitration may become more costly for us, or the volume of arbitration could increase to a point where it becomes burdensome, and the use of arbitration provisions may subject us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. To minimize these risks to our reputation and brand, we may limit our use of arbitration provisions or be required to do so in a legal or regulatory proceeding, either of which could increase litigation costs and exposure.

Further, with the potential for conflicting rules regarding the scope and enforceability of arbitration on a jurisdictional basis, there is a risk that some or all of the arbitration provisions we use could be subject to challenge or may need to be revised to exempt certain categories of protection. If our arbitration agreements were found to be unenforceable, in whole or in part, or specific claims are required to be exempted from arbitration, we could experience an increase in costs to litigate disputes and the time involved in resolving such disputes, and we could face increased exposure to potentially costly lawsuits, each of which could adversely affect our business, financial condition and results of operations.

If competitors acquire rights to our intellectual property, or to intellectual property that we license, it will be easier for those competitors to offer products similar to those of ours.

Although we own an array of proprietary technology that supplements and advances the technology, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization, develop similar technology independently or design around the patents we own or licenses. If any of our patents fail to protect the relevant technology, it will be easier for competitors to offer products similar to us. In addition, effective copyright, trademark, and trade secret protection may be unavailable or limited in certain countries. Moreover, we may be required to license our intellectual property to third parties. Likewise, media content licensed by us could be illegally made available on other platforms which could drive down the demand for our Helbiz Live platform.

Failure to expand our business as envisioned could adversely affect our business.

We intend to expand our micro-mobility sharing platform to new cities, to offer additional types of shared vehicles and to offer additional micro-mobility options in our existing cities. The challenges involved in such expansions include the navigation of local and national rules and regulations to initiate such platforms, adjusting to the sensitivities of new distinct markets, increased capital requirements to build, stock and advertise such platforms and the staffing and maintenance for the continuation of such platforms. We also intend to expand the media content available on Helbiz Live. Quality media content may not be available at prices that we can reasonably afford. Additionally, following the opening of our pilot ghost kitchen in Milan, Italy in June 2021, we intend to expand the menus available at that pilot ghost kitchen and to open additional ghost kitchens in other cities. Failure to execute such expansions could harm our business, financial condition, and results of operations.

We depend on key personnel and may not be able to attract and retain qualified personnel necessary for the design, development, marketing, and sale of our services.

Our future success depends on the efforts of key personnel, especially Salvatore Palella, the Chief Executive Officer, Jonathan Hannestad, the Chief Operating Officer, and Giulio Profumo, the Chief Financial Officer. The loss of services of any key personnel may have an adverse effect on us. We might not be successful in attracting and retaining the personnel we require to develop and market our business and conduct operations. The loss of one or more of our key employees or inability to attract, retain and motivate qualified personnel could negatively impact our ability to design, develop, and sell our service.

If regional instability were to spread, our operations could be adversely affected

We conduct a substantial portion of our operations in Italy. In February 2022, Russia invaded Ukraine and the resulting war is ongoing. As a member of the North Atlantic Treaty Organization (“NATO”), if the war in Ukraine were to spread into a NATO country, Italy would be required, pursuant to the terms of NATO membership, to treat such action as an attack on its own territory. Any spread of the conflict in Ukraine to other European countries, especially NATO ones, could cause Italy to join such conflict. Such spread of the conflict could cause us to curtail or suspend our Italian operations, affect the commuting and spending patterns of our users or adversely affect the Italian economy.

We rely on third-party payment processors to process payments made by riders on our platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition, and results of operations could be adversely affected.

We rely on a limited number of third-party payment processors to process payments made by the riders, subscribers, and users on our platform. If any of our third-party payment processors terminates their relationship with us or refuses to renew an agreement with us on commercially reasonable terms, we would need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processor in an acceptable timeframe. Further, the software and services provided by third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions on our platform, any of which could make our platform less convenient and attractive to users and adversely affect our ability to attract and retain riders. Nearly all of our riders’, subscribers’ and users’ payments are made by credit card, debit card or through third-party payment services, which subject us to certain regulations and to the risk of fraud. We may in the future offer new payment options to riders that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from riders, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to riders. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.

Additionally, our payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules in ways that might prohibit us from providing certain offerings to some users, be costly to implement or difficult to follow. We have agreed to reimburse our payment processors for fines they are assessed by payment card networks if we or the users on our platform violate these rules. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.

We rely on other third-party service providers and if such third parties do not perform adequately or terminate their relationships, our costs may increase and our business, financial condition and results of operations could be adversely affected.

Our success depends in part on our relationships with other third-party service providers. For example, we relies on third-party encryption and authentication technologies licensed from third parties that are designed to securely transmit personal information provided by riders on our platform as well as Comintech S.r.l., which provide the content distribution system and content management system for Helbiz Live Further, from time to time, we may enter into strategic commercial partnerships in connection with the development of new technology, the provision of new or enhanced offerings for users on our platform and our expansion into new markets. If any of our partners terminates their relationship with us or refuses to renew their agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable timeframe. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition, and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

We incorporate technology from third parties into our platform and has contracted to provide media content from third parties on Helbiz Live. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our platform containing that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition, and results of operations.

Our marketing efforts to help grow our business may not be effective.

Promoting awareness of our offerings is important to our ability to grow our business and to attract new riders, subscribers and users and can be costly. We believe that much of the growth in our rider, subscriber and user base will be attributable to our paid marketing initiatives. Our marketing efforts currently include referrals, affiliate programs, free or discount trials, partnerships, display advertising, television, billboards, radio, video, content, direct mail, social media, email, hiring and classified advertisement websites, mobile “push” communications, search engine optimization and keyword search campaigns. As we expand our geographic reach and mobility sharing platforms, begins to provide media content on Helbiz Live and launches Helbiz Kitchen, our marketing initiatives will become increasingly expensive and generating a meaningful return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, we may not offset the additional marketing expenses we incur.

If our marketing efforts are not successful in promoting awareness of our offerings or attracting new riders, subscribers, or users, or if we are not able to cost-effectively manage marketing expenses, our results of operations could be adversely affected. If marketing efforts are successful in increasing awareness of our offerings, this could also lead to increased public scrutiny of our business and increase the likelihood of third parties bringing legal proceedings against us. Any of the foregoing risks could harm our business, financial condition, and results of operations.

Our future success depends on our ability to keep pace with rapid technological changes that could make our current or future technologies less competitive or obsolete.

Rapid, significant, and disruptive technological changes continue to impact the industries in which we operate. Our competitors or others might develop technologies that are more effective than current or future technologies, or that render our technologies less competitive or obsolete. If competitors introduce superior Technologies or media content and Helbiz cannot make upgrades to our process to remain competitive, our competitive position, and in turn our business, revenues, and financial condition, may be materially and adversely affected. Further, many of our competitors may have superior financial and human resources deployed toward research and development efforts. We are relatively constrained financial and human resources may limit our ability to effectively keep pace with relevant technological changes.

We are subject to intense competition.

We currently face significant competition in our markets and expect that intense competition will continue. Our competes primarily based on:

•        comprehensiveness of product solutions;

•        product performance and quality;

•        user interface;

•        design and engineering capabilities;

•        compliance with industry standards;

•        time to market;

•        cost;

•        new product innovations;

•        quality of proposed media content;

•        quality of the food offered on Helbiz Kitchen and the ease of getting that food; and

•        customer support.

This competition has resulted and is expected to continue to result in declining average selling prices for our products and services. We anticipate that additional competitors will enter our markets as a result of growth opportunities in wireless telecommunications, the trend toward global expansion by foreign and domestic competitors, technological and public policy changes and relatively low barriers to entry in selected segments of the industry.

Many of our current and potential competitors have advantages over us, including without limitation:

•        existing royalty-free cross-licenses to competing and emerging technologies;

•        longer operating histories and presence in key markets;

•        access to in-house semiconductor manufacturing facilities;

•        greater name recognition;

•        access to larger customer bases;

•        greater access to capital markets;

•        extensive libraries of media content and rights to broadcast high-demand sporting events;

•        multiple kitchens with in-house delivery operations; and

•        greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we have.

As a result of these factors, these competitors may be more successful than us. These competitors may have more established relationships and distribution channels. These competitors also have established or may establish financial or strategic relationships among themselves or with our existing or potential customers, resellers or other third parties. These relationships may affect customers’ decisions. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share our detriment.

Risks Related to Our Intellectual Property

We will require intellectual property protection and may be subject to the intellectual property claims of others.

We rely on intellectual property for operation of our platform, including the operation of our mobile app, the renting of our vehicles, the tracking and maintenance of our vehicles, the receipt of payment for rentals and the rights to broadcast media content. If a third party challenges the continued use of such intellectual property or if we are unable to maintain licenses that we have for the use of such intellectual property, our competitive position could suffer. Notwithstanding our efforts to protect our use of the intellectual property, our competitors may independently develop or license similar or alternative technologies or products that are equal to or superior to us without infringing on any of our intellectual property rights.

If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology and products, our competitive position could be adversely affected.

Our commercial success depends in large part on our ability to obtain and maintain intellectual property protection in the United States and other countries with respect to proprietary technology that we use and license. We rely on trade secrets, patent, copyright and trademark laws, and confidentiality and other agreements with employees and third parties, all of which offer only limited protection. We will seek to protect our proprietary position by filing and prosecuting patent applications for utility patents in the United States and abroad related to our platform and products that are important to our business and, to the extent permitted by local law, also record our copyrights and trademarks and take such additional reasonable steps as are available to otherwise protect our trade secrets and other intellectual property.

Our business relies on our proprietary technology platform, but we have no patents or limited patent applications to protect the intellectual property underlying this platform . The steps we have taken to protect our proprietary rights and the steps that licensors take to protect intellectual property that we license may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside the United States. If we or such licensors are unable to obtain and maintain patent protection for technology and products that we use, or if the scope of the patent protection obtained is not sufficient, competitors could develop and commercialize platforms and products similar or superior to us, and our ability to successfully commercialize our platforms and products may be adversely affected. We are also possible that we will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities until it is too late to obtain patent protection on them.

Because the issuance of a patent is not conclusive as to inventorship, scope, validity, or enforceability, issued patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit the ability to stop others from using or commercializing similar or identical technology, products, or platforms, or limit the duration of the patent protection for technology and products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing. Therefore, if we file one or more patent applications to protect our technology, we cannot be certain that we will be the first to make the technology claimed in the pending patent applications, or that we will be the first to file for patent protection of such technology.

Protecting against the unauthorized use of patented technology, trademarks and other intellectual property rights is expensive, difficult and may in some cases not be possible. In some cases, we may also be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims or recorded copyrights or trademarks and proving any such infringement may be even more costly and difficult.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and patent protection could be reduced or eliminated for non-compliance with these requirements.

The United States Patent and Trademark Office, or U.S. PTO, and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Periodic maintenance fees on any issued patent are due to be paid to the U.S. PTO and various foreign national or international patent agencies in several stages over the lifetime of the patent. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance may result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we apply for patents but fail to maintain the patent applications or any issued patents covering our products, our competitors might be able to enter the market, which would have a material adverse effect on our business.

We may become subject to claims by third parties asserting that we or our employees have infringed or misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

Our commercial success depends upon our ability to develop, manufacture, market and sell our products, and to use our related proprietary technologies without violating the intellectual property rights of others. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products, including interference or derivation proceedings before the U.S. PTO. Third parties may assert infringement claims against us or third parties from whom we license intellectual property based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue commercializing our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing the applicable product candidate. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our platform and products or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we or parties from whom we license intellectual property have misappropriated their trade secrets could have a similar negative impact on our business.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful, and have a material adverse effect on the success of our business.

Competitors may infringe upon patents we license or may acquire or misappropriate or otherwise violate our intellectual property rights, including our trade secrets, even if done inadvertently. To counter infringement or unauthorized use or disclosure, litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. Also, third parties may initiate legal proceedings against us to challenge the validity or scope of intellectual property rights we own or license. These proceedings can be expensive and time consuming. Many of our current and potential competitors have the ability to dedicate substantially greater resources to defend their intellectual property rights than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in an infringement proceeding, a court may decide that a patent owned or licensed by us is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that the patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more patents at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, we could have a material adverse effect on the value our securities.

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology could be significantly diminished.

We rely on trade secrets to protect our proprietary technologies to the fullest extent possible. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with current and former employees, consultants, manufacturers, vendors, and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, we cannot guarantee that we have executed these agreements with each party that may have or has had access to our trade secrets. Any party with whom we executed such an agreement may breach that agreement and disclose our proprietary information, including trade secrets, and we may not be able to obtain adequate or timely remedies for such breaches.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or completely unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they disclose such trade secrets, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be harmed.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on all of our products throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may be able to export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents or other intellectual property protection, particularly those relating to manufacturing, which could make it difficult for us to stop the infringement of any patents we obtain or the marketing of competing products in violation of our proprietary rights generally. As a result, proceedings to enforce patent rights in certain foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business and could be unsuccessful.

Various websites and apps are dedicated to illegally making copyrighted media content available to view free of charge on both a live and on-demand basis. Many of these websites and apps are located in jurisdictions where getting authorities to intervene and protect the owner or licensee of such illegally broadcast media content is a long process, if the process occurs at all. If the media content that we license is widely available free of charge, potential subscribers to Helbiz Live may instead choose to watch this content for free instead of paying us.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain a competitive advantage. The following examples are illustrative:

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	Our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•	We may not develop additional proprietary technologies that are patentable; and
•	the patents of others may have an adverse effect on our business.

Risks Related to Government Regulation

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could adversely affect our business, financial condition, and results of operations.

We are subject to a wide variety of laws in Europe, the United States, and other jurisdictions. Laws, regulations, and standards governing issues such as ridesharing, product liability, personal injury, text messaging, subscription services, intellectual property, consumer protection, taxation, privacy, data security, competition, terms of service, mobile application accessibility, and vehicle sharing are often complex and subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.

The ridesharing industry and our business model is relatively nascent and rapidly evolving. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented, and interpreted in response to the industry and related technologies. As we expand our business into new markets or introduces new offerings into existing markets, regulatory bodies or courts may claim that we or users on our platform are subject to additional requirements, or that we are prohibited from conducting business in certain jurisdictions, or that users on our platform are prohibited from using the platform, either generally or with respect to certain offerings.

Certain jurisdictions and governmental entities require us to obtain permits, pay fees or penalties or comply with certain other requirements to provide vehicle sharing offerings. These jurisdictions and governmental entities may reject our applications for permits or deny renewals, delay our ability to operate, increase their fees or charge new types of fees, any of which could adversely affect our business, financial condition, and results of operations. Additionally, many of the permits that we have received are for set periods of time and need to be renewed every one to two years. If governmental authorities were to revoke any permit that we had previously been granted or deny the renewal of any of our permits, our rider base and the associated revenues would decrease.

Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. Such regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another.

The industry is relatively nascent and is rapidly evolving and increasingly regulated. We could be subject to intense and even conflicting regulatory pressure from national, regional, and municipal regulatory authorities. Adverse changes in laws or regulations at all levels of government or bans on or material limitations to our offerings could adversely affect our business, financial condition, and results of operations.

Our success, or perceived success, and increased visibility may also drive some businesses that perceive our business model negatively to raise their concerns to local policymakers and regulators. These businesses and their trade association groups, or other organizations may take actions and employ significant resources to shape the legal and regulatory regimes in jurisdictions where we may have, or seek to have, a market presence in an effort to change such legal and regulatory regimes in ways intended to adversely affect or impede our business and the ability of riders to utilize our platform.

Any of the foregoing risks could harm our business, financial condition, and results of operations.

Risks Related to Customer Privacy, Cybersecurity and Data

Any actual or perceived security or privacy breach could interrupt our operations and adversely affect our reputation, brand, business, financial condition, and results of operations.

Our business involves the collection, storage, processing and transmission of users’ personal data and other sensitive data. An increasing number of organizations, including large online and off-line merchants and businesses, other Internet companies, financial institutions, and government institutions, have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched, we may be unable to anticipate or prevent these attacks. Unauthorized parties may in the future gain access to our systems or facilities through various means, including gaining unauthorized access into our systems or facilities or those of our service providers, partners or users on our platform, or attempting to fraudulently induce our employees, service providers, partners, users or others into disclosing rider names, passwords, payment card information or other sensitive information, which may in turn be used to access our information technology systems, or attempting to fraudulently induce employees, partners or others into manipulating payment information, resulting in the fraudulent transfer of funds to criminal actors. In addition, users on our platform could have vulnerabilities on their own mobile devices that are entirely unrelated to our systems and platform but could mistakenly attribute their own vulnerabilities to us. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect.

Although we use systems and processes that are designed to protect users’ data, prevent data loss and prevent other security breaches, these security measures cannot guarantee security. Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our users’ personal information and limited payment card data that are accessible through those systems. Employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in an actual or perceived privacy or security breach or other security incident. Although we have policies restricting the access to the personal information we store, we may be subject to accusations in the future of employees violating these policies.

Any actual or perceived breach of privacy or security could interrupt our operations, result in our platform being unavailable, result in loss or improper disclosure of data, result in fraudulent transfer of funds, harm our reputation and brand, damage our relationships with third-party partners, result in significant legal, regulatory and financial exposure and lead to loss rider confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition and results of operations. Any breach of privacy or security impacting any entities with which our shares or discloses data (including, for example, third-party technology providers) could have similar effects. Further, any cyberattacks, or security and privacy breaches directed at our competitors could reduce confidence in the ridesharing industry as a whole and, as a result, reduce confidence in us.

Additionally, defending against claims or litigation based on any security breach or incident, regardless of their merit, could be costly and divert management’s attention. Our insurance coverage might not be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition, and results of operations.

Changes in laws or regulations relating to privacy, data protection or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, data protection or the protection or transfer of personal data, could adversely affect our business.

We receive, transmits and stores personally identifiable information and other data relating to the users on our platform. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure, and protection of certain types of data. These laws, rules and regulations evolve frequently, and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. Changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.

Further, as we continue to expand our geographic reach, our platform offerings and user base, we may become subject to additional privacy-related laws and regulations. Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection and information security standards and protocols imposed by law, regulation, industry standards or contractual obligations. In particular, with laws and regulations imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.

Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations or obligations. The failure, or the failure by third-party providers or partners, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access to, or use or release of personally identifiable information or other rider data, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing riders from using our platform or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations.

Systems failures and resulting interruptions in the availability of our website, applications, platform, or offerings could adversely affect our business, financial condition and results of operations.

Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in service as a result of systems failures and similar events.

We will likely experience system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our offerings. These events have resulted in, and similar future events could result in, losses of revenue. A prolonged interruption in the availability or reduction in the availability, speed or other functionality of our offerings could adversely affect our business and reputation and could result in the loss of users. Moreover, to the extent that any system failure or similar event results in harm or losses to the users using our platform, we may make voluntary payments to compensate for such harm or the affected users could seek monetary recourse or contractual remedies from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

Our business could be adversely impacted by changes in the Internet and mobile device accessibility of users and unfavorable changes in or our failure to comply with existing or future laws governing the Internet and mobile devices.

Our business depends on users’ access to our platform via a mobile device and the Internet. We may operate in jurisdictions that provide limited Internet connectivity, particularly as we expand internationally. Internet access and access to a mobile device are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of users’ ability to access our platform. In addition, the Internet infrastructure that we and users of our platform rely on in any particular geographic area may be unable to support the demands placed upon it. Any such failure in Internet or mobile device accessibility, even for a short period of time, could adversely affect our results of operations.

Moreover, we are subject to a number of laws and regulations specifically governing the Internet and mobile devices that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth and availability of the Internet and online offerings, require us to change our business practices or raise compliance costs or other costs of doing business. These laws and regulations, which continue to evolve, cover taxation, privacy and data protection, pricing, copyrights, distribution, mobile and other communications, advertising practices, consumer protections, the provision of online payment services, unencumbered Internet access to our offerings and the characteristics and quality of online offerings, among other things. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand and loss in business and result in proceedings or actions against us by governmental entities or others, which could adversely impact our results of operations.

We rely on mobile operating systems and application marketplaces to make our apps available to the riders, subscribers, and users on our platform, and if we do not effectively operate with or receive favorable placements within such application marketplaces and maintain high rider reviews, our usage or brand recognition could decline and our business, financial results and results of operations could be adversely affected.

We depend in part on mobile operating systems, such as Android and iOS, and their respective application marketplaces to make our apps available to riders, subscribers, and users on our platform. Any changes in such systems and application marketplaces that degrade the functionality of these apps or give preferential treatment to competitors’ apps could adversely affect our platform’s usage on mobile devices. If such mobile operating systems or application marketplaces limit or prohibit us from making our apps available, make changes that degrade the functionality of our apps, increase the cost of using our apps, impose terms of use unsatisfactory to us or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ application marketplace is more prominent than the placement of our apps, overall growth in our riders, subscribers and user base could slow. For example, for several days in April 2020, Google Play removed our mobile app from their store out an abundance of caution for an alleged violation of Google Play’s policies regarding COVID-19. During this time, our mobile app continued to function, but it was not available for download on phones operating on the Android system. Although we appealed this problem and resolved it without needing to change our app or business plan or issue any clarifying statements, any future problem of a similar nature or otherwise related to the foregoing risks could adversely affect our business, financial condition, and results of operations.

As new mobile devices and mobile platforms are released, there is no guarantee that certain mobile devices will continue to support our platform or effectively roll out updates to our app. Additionally, to deliver a high-quality app, we need to ensure that our offerings are designed to work effectively with a range of mobile technologies, systems, networks, and standards. We may not be successful in developing or maintaining relationships with key participants in the mobile industry that enhance riders’, subscribers’ and users’ experiences. If users of our platform encounter any difficulty accessing or using our apps on their mobile devices or if we are unable to adapt to changes in popular mobile operating systems, our business, financial condition, and results of operations could be adversely affected.

Defects, errors or vulnerabilities in our applications, backend systems or other technology systems and those of third-party technology providers could harm our reputation and brand and adversely impact our business, financial condition, and results of operations.

The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. The third-party software that we incorporate into our platform may also be subject to errors or vulnerability. Any errors or vulnerabilities discovered in our code or from third-party software after release could result in negative publicity, a loss of users or loss of revenue and access or other performance issues. Such vulnerabilities could also be exploited by malicious actors and result in exposure of data of users on our platform, or otherwise result in a data breach as defined under various laws and regulations. We may need to expend significant financial and development resources to analyze, correct, eliminate or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects or vulnerabilities could adversely affect our business, financial condition and results of operations as well as negatively impact our reputation or brand.

We may be subject to theft, loss, or misuse of personal data about our employees, customers, or other third parties, which could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.

Our business relies on the use of customer accounts linked to bank accounts or credit cards as well as tracking certain movements of our customers. The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims. Global privacy legislation, enforcement, and policy activity in this area are rapidly evolving and expanding, creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.

General Risks

A pandemic, epidemic, or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.

If a pandemic, epidemic, or outbreak of an infectious disease occurs in the United States or worldwide or is extended through new variants, our business may be adversely affected. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and rapidly changing. As of the date of this prospectus, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition remains uncertain. Furthermore, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

Adverse market conditions resulting from the spread of COVID-19 materially adversely affected our business and could continue to materially adversely affect our business and the value of our common stock. For example,

•	for fear of spreading the virus further, several cities where we operate suspended micro-mobility services (including Miami which suspended the e-scooter services that we offered from March 2020 to October 2020);
•	We suspended our services in some cities (like our e-bike services in Washington, D.C. which have yet to resume) and had to delay the projected start of services in new markets; and

•	We believe that, among other factors, the decreased demand for micro-mobility services during the COVID-19 pandemic is responsible for mobility revenue only increasing from $4.2 million for the year ended December 31, 2020 to $9.9 million for the year ended December 31, 2021 despite a corresponding increase in cost of revenues - related to mobility - during those periods, from $7.9 million to $22.8 million as a result of us increasing the cities in which we provide services and the total number of vehicles in operation.

Numerous state and local jurisdictions, including all markets where we operate, have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions have resulted in largely remote operations at our headquarters, work stoppages among some vendors and suppliers, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby significantly and negatively impacting our operations. Other disruptions or potential disruptions include restrictions on the ability of our personnel to travel; inability of our suppliers to manufacture goods and to deliver these to us on a timely basis, or at all; inventory shortages or obsolescence; delays in actions of regulatory bodies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; business adjustments or disruptions of certain third parties; and additional government requirements or other incremental mitigation efforts. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

It is not currently possible to reliably project the direct impact of COVID-19 on our operating revenues and expenses. Key factors include the duration and extent of the outbreak in our service areas as well as societal and governmental responses. Further, as a result of the COVID-19 pandemic, we believe that we experienced slowed growth and a decline in new customer demand as operations were suspended or curtailed in some cities, the launch of services into new cities was delayed and commuters and tourists, key targets for our consumers, made less journey, and such slowed growth may continue or worsen. We believe that the continued severity of the COVID-19 pandemic has caused our ridership not to have grown as quickly as anticipated. If the COVID-19 pandemic worsens, especially in regions where we have offices or operations, our business activities originating from affected areas could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or customer retention, any of which could harm our financial condition and business operations.

The COVID-19 pandemic could also cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their business, experience security incidents that impact our business, delay, or disrupt performance or delivery of services, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. Further, the COVID-19 pandemic has resulted in our employees and those of many of our vendors working from home and conducting work via the internet, and if the network and infrastructure of internet providers becomes overburdened by increased usage or is otherwise unreliable or unavailable, our employees’, and our customers’ and vendors’ employees’, access to the internet to conduct business could be negatively impacted. Limitations on access or disruptions to services or goods provided by or to some of our suppliers and vendors upon which our platform and business operations relies, could interrupt our ability to provide our platform, decrease the productivity of our workforce, and significantly harm our business operations, financial condition, and results of operations.

Our platform and the other systems or networks used in our business may experience an increase in attempted cyber-attacks, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to employees working remotely using their household or personal internet networks and to leverage fears promulgated by the COVID-19 pandemic. The success of any of these unauthorized attempts could substantially impact our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately our business. Any actual or perceived security incident also may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities.

The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic; the impact on our customers and our sales cycles; the impact on customer, industry, or employee events; and the effect on our partners and supply chains, all of which are uncertain and cannot be predicted. Because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods. To the extent the COVID-19 pandemic adversely affects our business and financial results, we may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to those relating to cyber-attacks and security vulnerabilities, interruptions or delays due to third-parties, or our ability to raise additional capital or generate sufficient cash flows necessary to expand our operations.

Any global systemic political, economic, and financial crisis (as well as the indirect effects flowing therefrom) could negatively affect our business, results of operations, and financial condition.

In recent times, several major systemic economic and financial crises negatively affected global business, banking, and financial sectors. Most recently, the COVID-19 pandemic has disrupted global supply chains and reduced U.S. G.D.P. significantly and led to unprecedented claims of unemployment. Additionally, fear of higher inflation has unsettled financial markets and, if such higher inflation materializes, global economic health could be jeopardized. These types of crises, including the prolonged decrease in economic growth or insolvency of major countries, could cause turmoil in global markets that often result in declines in electronic products sales from which we generate income through our products and services. For example, there could be knock-on effects from these types of crises on our business, including significant decreases in ridership of our devices; insolvency of key suppliers resulting in product delays; customer insolvencies; delays in, or the cancellation of, a portion or all of the Series B season; and counterparty failures negatively impacting our treasury operations. Any future systemic political, economic, or financial crisis could cause revenue for the ridesharing industry as a whole to decline dramatically, which could reduce our revenues. Further, in times of market instability, sufficient external financing may not be available to us on a timely basis, on commercially reasonable terms, or at all. If sufficient external financing is not available when needed to meet capital requirements, we may be forced to curtail our expansion, modify plans, or delay the deployment of new or expanded services until we obtain such financing. Thus, any future global economic crisis could materially and adversely affect our results of operations.

Our operational results could also be materially and adversely affected by natural disasters (such as earthquakes), shortages or interruptions in the supply of utilities (such as shortages in electricity caused by changes in governmental energy policy), in the locations in which we, or our customers or suppliers operate or by industrial accidents, fires or explosions.

The frequency and severity of natural disasters and severe weather has been increasing, in part due to climate change or systemic regional geological changes that manifest in damaging earthquakes. We have operations in locations subject to natural disasters, such as flooding, earthquakes, tsunamis, and droughts as well as interruptions or shortages in the supply of utilities, such as water and electricity, or access to land, air, or sea infrastructures, that could disrupt operations. Thus, if one or more natural disasters, shortage or interruptions to the supply of utilities (such as shortages in electricity caused by a nuclear-free energy policy) that results in a prolonged disruption to our operations or those of our customers or suppliers, or if any of our vendor facilities were to be damaged or cease operations as a result of an explosion or fire, it could reduce our ability to provide our services and may cause us to lose important customers, thereby having a potentially adverse and material impact on our operational and financial performance.

Risks Related to Our Common Stock and Organizational Structure

The price of our common stock likely will be volatile like the stocks of other early-stage companies.

The stock markets in general and the markets for early-stage stocks have experienced extreme volatility. The market for the common stock of smaller companies such as ours is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will be more volatile than the shares of such larger, more established companies for the indefinite future.

In addition to the factors discussed in this “Risk Factors” section, price declines in our common stock could also result from general market and economic conditions and a variety of other factors, including:

•	adverse actions taken by regulatory agencies with respect to our products;
•	announcements of technological innovations, patents or new products by our competitors;
•	regulatory developments in the United States and foreign countries;
•	any lawsuit involving us or our product candidates;
•	announcements concerning our competitors, or the industry in which we compete in general;
•	developments concerning any strategic alliances or acquisitions we may enter into;
•	actual or anticipated variations in our operating results;
•	changes in recommendations by securities analysts or lack of analyst coverage;
•	deviations in our operating results from the estimates of analysts;
•	our inability, or the perception by investors that we will be unable, to continue to meet all applicable requirements for continued listing of our common stock on the Nasdaq Capital Market, and the possible delisting of our common stock;
•	sales of our common stock by our executive officers, directors and principal stockholders or sales of substantial amounts of common stock; and
•	loss of any of our key management personnel.

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. Any such lawsuit could consume resources and management time and attention, which could adversely affect our business.

We have broad discretion in the use of our existing cash, cash equivalents and may not use them effectively.

Our management will have broad discretion in the application of our existing cash, cash equivalents. Because of the number and variability of factors that will determine our use of our existing cash, cash equivalents and the net proceeds, their ultimate use may vary substantially from their currently intended use. Our management might not apply our cash resources in ways that ultimately increase the value of your investment. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash resources in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders.

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

We have a controlling stockholder whose interests may differ from those of our public stockholders.

Approximately 60% of the voting power of our Common Stock is controlled, directly or indirectly, by our founder, Salvatore Palella. Mr. Palella has significant influence over corporate management and affairs, as well as matters requiring stockholder approval, and he is able to, subject to applicable law, participate in the election of the members of the Board of Directors and actions to be taken by us, including amendments to the Amended and Restated Certificate of Incorporation (assuming it is approved by the stockholders) and our Amended and Restated Bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of this stockholder may in some circumstances conflict with the Company’s interests and the interests of our other stockholders. This could influence his decisions, including with regard to whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authorities to the Company’s tax reporting positions may take into consideration this stockholder’s tax or other considerations, which may differ from the Company’s considerations or those of our other stockholders.

We are a “controlled company” following the Business Combination under The Nasdaq Stock Market listing standards, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of directors is held by an individual, a group or another company, we will qualify as a “controlled company” under The Nasdaq Stock Market listing requirements. Effective as of the completion of the Business Combination, Mr. Palella, through holdings of the Class B Common Stock controls a majority of the voting power of our outstanding capital stock. As a result, we are a “controlled company” under The Nasdaq Stock Market listing standards and are subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Although we do not intend for the combined company to rely on the exemptions for controlled companies, we may eventually rely upon the controlled company exemption.

The dual class structure of our common stock will have the effect of concentrating voting power with our Chief Executive Officer and Founder, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of our Class B Common Stock have such number of votes per share equal to the lesser of ten (10) votes per share or such number of votes per share such that the total number of shares of our Class B Common Stock issued to the Founder represent, in the aggregate, no more than 60% of all of the then outstanding voting securities of the Company, while shares of our Class A Common Stock will have one vote per share. Upon the consummation of the Business Combination, Mr. Palella, the founder of Helbiz, holds all of the issued and outstanding shares of our Class B Common Stock. Accordingly, upon the consummation of the Business Combination, Mr. Palella holds approximately 60% of the voting power of our capital stock and is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Palella may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the securities, and might ultimately affect the market price of shares of our Class A Common Stock.

We cannot predict the impact that the dual class structure may have on the stock price of our Class A Common Stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of our indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies are still fairly new, and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual class structure, we will likely be excluded from certain of these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make shares of our Class A Common Stock less attractive to other investors. As a result, the market price of shares of our Class A Common Stock could be adversely affected.

If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our Class A Common Stock will depend on the research and reports that securities or industry analysts publish about us or our business. Currently, we do not have any analyst coverage and may not obtain analyst coverage in the future. In the event we obtain analyst coverage, we will not have any control over such analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarter is located at 32 Old Slip, New York, New York. We also have offices in Milan (European headquarter), Singapore (Asian headquarter) and Belgrade (Research and Development Office). We lease and maintain these offices; each of these offices is leased on terms that we consider market for their respective locations.

Additionally, in each area in which we operate we lease an industrial space for the storage, repair and charging of our vehicles, and we lease space in Milan, Italy for the operation of our ghost kitchen and will enter additional facilities for any additional ghost kitchens that we operate.

We do not currently own any real estate and do not intend to purchase any real estate in the near term.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of the business. There are currently no material legal proceedings against us or that have been against us, and we are not aware of investigations being conduct by a governmental entity into our company.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Class A Common Stock

Our Class A common stock is listed on the Nasdaq Capital Market under the symbol “HLBZ”. We ceased being a shell company on August 12, 2021, and the following table sets forth, for the periods indicated since then, the high and low closing prices of our Class A common stock on the Nasdaq Capital Market as reported by Yahoo Finance.

	High Closing Price	Low Closing Price
Fiscal Year 2022
June 30, 2022 (through April 8, 2022)	$3.36	$2.69
March 31, 2022	$5.93	$2.66

Fiscal Year 2021
December 31, 2021	$13.10	$5.49
September 30, 2021(from August 13, 2021)	$28.23	$6.20

The last reported sales price for our shares of Class A common stock on the Nasdaq Capital Market as of April 8, 2022, was $2.77 per share. As of April 8, 2022, we had approximately 77 shareholders of record for our Class A common stock.

Publicly Traded Warrants

Certain of our warrants are listed on the Nasdaq Capital Market under the symbol “HLBZW”. We ceased being a shell company on August 12, 2021, and the following table sets forth, for the periods indicated since then, the high and low closing prices of our publicly traded warrants on the Nasdaq Capital Market as reported by Nasdaq.

	High Closing Price	Low Closing Price
Fiscal Year 2022
June 30, 2022 (through April 8, 2022)	$0.32	$0.27
March 31, 2022	$0.40	$0.18

Fiscal Year 2021
December 31, 2021	$1.79	$0.37
September 30, 2021(from August 13, 2021)	$2.48	$0.55

The last reported sales price for our publicly traded warrants on the Nasdaq Capital Market as of April 8, 2022, was $0.27 per share.

Transfer Agent

The transfer agent for our Class A common stock and warrant agent for our publicly traded warrants is Continental Stock Transfer & Trust Company. The transfer agent and warrant agent’s telephone number and address is (212) 509-4000 and 1 State Street, 30th Floor, New York, NY. 10004.

Dividends

We have never declared or paid any cash dividends on our Class A common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business and do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will depend upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Unregistered Sales of Equity Securities and Use of Proceeds

Starting from January 2022, we issued 3,149,657 Class A common shares to the holder of the $30 million Convertible notes, who elected to convert approximately $8.9 million of such Convertible notes to common shares. The 3,149,657 Class A common shares, issued to the Convertible Note’ holder, are covered by an effective registration statement from November 2021, for the resale.

On January 19, 2022, we issued 3,747 Class A common shares to our SEC legal counsel in exchange for professional services rendered.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of Helbiz’s financial condition and results of operations together with its consolidated financial statements and the related notes. Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to its plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Forward-Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following discussion refers to the financial results of Helbiz, Inc., for the years ended December 31, 2021, December 31, 2020. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refers to Helbiz and its affiliates. Except for per share data and as otherwise indicated, all dollar amounts set out herein are in thousands.

Overview

Helbiz, Inc. (and with its subsidiaries, where applicable, “Helbiz” or the “Company”) was incorporated in the state of Delaware in October 2015 with headquarter in New York, New York. The Company is an intra-urban transportation company that seeks to help urban areas reduce their dependence on individually owned cars by offering affordable, accessible, and sustainable forms of personal transportation, specifically addressing first and last mile transport.

Founded on a proprietary technology platform, the Company offers a sharing economy that allows users to instantly rent electric vehicles directly from the Helbiz mobile application. The Company currently has a strategic footprint in growing markets with offices in New York, Milan, Belgrade and Singapore, with additional operational teams around the world. The Company currently has electric vehicles operating in the United States and Europe.

During 2021, the Company decided to enter into a new business line: the acquisition and distribution of media content including live sport events. The Company developed a new app, Helbiz Live, which is separate from the micro-mobility platform. Starting in August 2021, the Company began broadcasting the Italian Serie B Soccer League in the United States, Italy and Serbia, and it has expanded its content in October 2021 to include on its app in Italy (i) two live soccer matches per day of the German Cup (DFB-Pokal) and highlights of each round of the German Cup, (ii) weekly highlights of NFL football games and other NFL branded content, and (iii) two live season games per week of both NCAA Basketball and NCAA Football leagues.

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

Key Financial Measures and Indicators

Annual Active Platform Users (“AAPU”).    We define AAPUs as the number of unique users who completed a ride on our platform at least once in a given year. While a unique user can use multiple product offerings on our platform in a given year, that unique user is counted as only one AAPU. We use AAPUs to assess the adoption of our platform and frequency of transactions, which are key factors in our penetration of the markets in which we operate.

Trips.    We define Trips as the number of completed rides in a given year. To further clarify, a single-use Helbiz ride is recognized as a unique “Trip” upon completion of each ride. We believe that Trips is a useful metric to measure the scale and usage of our platform.

Active Markets.    We track the number of active markets (cities). We believe that increasing the markets for expansion is fundamental to the success of our core business for the foreseeable future.

Italian licenses

We are a substantial operator in Italy in the micro-mobility environment, based on number of licenses awarded, and number of vehicles authorized. In 2020, we provided the following services in the following Italian cities:

•        e-scooter services: Milan, Verona, Pisa, Modena, Ravenna, Cesena, Latina, Pescara, Naples, Bari and Montesilvano; and

•        e-scooter and e-bike services: Rome and Turin.

During the year ended December 31, 2021, we provided the following services in the following Italian cities:

•        e-scooter services: Rome, Milan, Turin, Naples, Parma, Palermo, Collegno, Pisa, Modena, Ravenna, Latina, Pescara, Bari, Ferrara, Otranto, Fiumicino, Montesilvano, Cesena, Reggio Emilia, Parma, Frosinone, Catania, San Giovanni Teatino and Santarcangelo di Romagna.;

•        e-bike services: Rome, Cesena, Latina, Ferrara and Turin; and

•        e-mopeds services: Milan, Turin, Florence, Genova, Rimini, Tigullio, and Pescara.

United States licenses

In the fourth fiscal quarter of 2019, we started to expand operations to the United States with our electric sharing services. In 2020, we provided the following services in the following United States cities:

•        e-scooter services: Miami (Florida), Alexandria (Virginia), Arlington (Virginia) and Atlanta (Georgia).

•        e-bike services: Washington, D.C. and Atlanta, Georgia.

During the year ended December 31, 2021, we provided the following services in the following cities:

•        e-scooter services: Washington (D.C.), Sacramento, (California), Santa Barbara (California), Alexandria (Virginia), Richmond (Virginia), Arlington (Virginia), Miami (Florida), Jacksonville (Florida), Miami Lakes (Florida), Atlanta (Georgia), Oklahoma City (Oklahoma), Waterloo (Iowa), Flint (Michigan) and Durham (North Carolina);

•        e-bike services: Washington, D.C. and Atlanta, Georgia.

On June 30, 2021, we closed the operations in Atlanta.

Impact of COVID-19 to our Business.

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In response to the pandemic and corresponding health risks, we temporarily paused few operations to safeguard the health and safety of our customers and employees. After ensuring our fleets could operate safely and in compliance with local guidelines, we resumed all the market operations starting in the second quarter of 2020 with the expanded goal of providing an affordable transportation option to communities in need of socially distanced forms of transportation.

The COVID-19 pandemic reduced global travel and altered daily commutes, which significantly impacted demand for shared micro-mobility. We believe COVID-19 has accelerated the adoption of our offerings in some cities and created additional tailwinds for shared micro-mobility as people seek out socially distanced and environmentally conscious modes of transportation. However, as the situation continues to evolve, the existence of new variants, additional restrictions, or other actions taken to mitigate the pandemic could harm our results of operations.

Impact of the launch of new business lines.

Helbiz Media

Helbiz launched Helbiz Live in the middle of August 2021, its streaming media content offering, in conjunction with the beginning of the 2021-2022 season of the Italian Serie B soccer league.

In connection with the launch of Helbiz Live, Helbiz entered in the following agreements:

•	Helbiz Media acquired the rights to broadcast, on a non-exclusive basis in Italy, approximately 390 Serie B regular season games for the next three seasons at a cost of €12 million (approximately $14.4 million) per season. On December 31, 2021, we paid the first three tranches equaling €4.8 million (approximately $5.7 million).

•	Helbiz Media has been appointed by the League Serie B as the exclusive distributor of the Series B international media rights and as a result of such agreement, Helbiz Media will commercialize such international rights on behalf of the League Series B with a minimum commitment of €2.5 million per season (approximately $3 million) that Helbiz Media will guarantee to the League Series B. As of December 31, 2021, the Company paid the first four tranches totaling €770 thousand (approximately $910 thousand). This results in an additional cost to Helbiz of at least €2.5 million annually. However, Helbiz will retain sales revenues up to the first €2.5 million with sales revenues exceeding the €2.5 million threshold subject to a revenue sharing arrangement between Helbiz Media and League Series B.

•	Helbiz has signed a service agreement with an Italian media company for advisory services, operational support for set-up, content integration and distribution support for the Serie B contents. The operational costs for the services will be between $1.4 million and $2.2 million per season.

•	Helbiz has hired 8 people to support this business line.

•	Helbiz Media invested and will continue to invest up to $1.5 million in promotional and marketing activities, per Serie B season, but has no obligation to do so.

•	Helbiz expanded its content offering in October 2021 by acquiring the rights to broadcast on its app in Italy the two live soccer matches per day during the German Cup (DFB-Pokal) and highlights of each round of the German Cup as well as weekly highlights of NFL football games and other NFL branded content.
•	Helbiz expanded its content offering in November 2021 by partnering with ESPN to broadcast on its App in Italy (i) two NCAA college football games and two NCAA men’s college basketball games per week, (ii) 10 NCAA football bowl games, including the semifinals and finals and (iii) 20 NCAA men’s basketball tournament games, including the semi-finals and the finals.

The table below shows the Helbiz Media revenues recorded during the year ended December 31, 2021, which represents the first period of operations.

	Year ended December 31,
	2021 (dollar amounts in thousands)	2020 (dollar amounts in thousands)
Media Revenue		—
Commercialization of Media rights (B2B)	1,961	—
Live Subscriptions (B2C)	307	—
Advertising fees	502
Total Media Revenue	$2,770	$—

Helbiz Kitchen

In June 2021 Helbiz launched Helbiz Kitchen, a delivery-only “ghost kitchen” restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order meals.

In connection with the launch of Helbiz Kitchen, Helbiz entered in the following agreements:

•	A lease agreement for a facility in Milan, Italy (approximately 21,500 square foot), at a cost of €120,000 ($144,000) per year.

•	The hiring of approximately 50 people.

•	Procurement of raw materials for approximately €250,000 ($300,000), for setting-up the business operations.

•	Purchase of 20 e-mopeds for €98,000 ($120,000).

 The revenues generated by Helbiz Kitchen from the launch (July 2021) of the services, recorded as Other revenues in the statement of operations, are immaterial.

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the Year ended December 31, 2021, and 2020

The following table summarizes our consolidated results of operations for the year ended December 31, 2021, and 2020.

	Year ended December 31,
	2021	2020
Net revenue	$12,834	$4,418
Operating expenses:
Cost of revenues(1)	33,846	7,870
R&D expenses(1)	2,826	1,604
Sales and marketing(1)	10,875	4,808
General and administrative(1)	24,411	10,075
Total operating expenses	71,958	24,357

Loss from operations	(59,124)	(19,939)
Total other expenses, net	(12,997)	(4,620)
Income Taxes	150	(14)
Net Loss	$(71,971)	$(24,573)

	Year ended December 31,
	2021	2020
Net revenue	100%	100%
Operating expenses:
Cost of revenues(1)	264%	178%
Research and Development(1)	22%	36%
Sales and marketing(1)	85%	109%
General and administrative(1)	190%	228%
Total operating expenses	561%	551%

Loss from operations	(461)%	(451)%
Total other expenses, net	(101)%	(105)%
Income Taxes	0%	(0)%
Net Loss	(562)%	(556)%

(1) Includes stock-based compensation for employees and services received, as follows

	Year Ended December 31,
	2021	2020
Cost of revenue	$27	37
Research and development	415	708
Sales and marketing	1,468	577
General and administrative	5,469	3,543
Total stock-based compensation expenses	$7,379	4,865

Net Revenue

	Year ended December 31,
	2021	2020	% Change
Mobility revenues	$9,907	$4,208	135%
Pay per ride	7,793	3,354	132%
Subscriptions	1,450	419	246%
Partnership fees	664	435	53%
Media revenues	$2,770	—	100%
Commercialization of Media Rights (B2B)	1,961	—	100%
Live Subscriptions (B2C)	307	—	100%
Advertising fees	502	—	100%
Other revenues	$156	$210	(26)%
Total Revenues	$12,834	$4,418	190%

Total revenue increased by $8,416, or 190%, from $4,418 for the year ended December 31, 2020, to $12,834 for the year ended December 31, 2021. This increase was primarily due to the core business, mobility, and the related main caption: “pay per ride”. In detail, the increase followed our growth in the micro-mobility sharing market in Italy and United States. Additionally, the revenue growth benefits from the launch of the new business line: Helbiz Media for $2,770; generated from August 2021 to December 2021.

Mobility revenues

Mobility revenues increased by $5,699, or 135%, from $4,208 for the year ended December 31, 2020, to $9,907 for the year ended December 31, 2021.

In May 2020, we introduced a subscription offer called Helbiz Unlimited which allows a customer to use our e-scooters and e-bikes in exchange for a monthly fee. During the year ended December 31, 2021, more than 45,000 Helbiz Unlimited have been purchased by riders, generating a cumulative revenue of $1,450 with an increase of $1,031, or 246%, from $419 for the year ended December 31, 2020.

Media revenues

During July 2021, the Company decided to enter into a new business line: the international distribution and broadcasting of media contents, including live sports events. Media Revenues are mainly composed by international commercialization and distribution of media contents to media partners, in the Business to Business (“B2B") environment. In detail, the Company recorded revenues in connection with the commercialization of the rights to broadcast, outside of Italy, the Italian Lega Serie BKT football (“LNPB”), during the year ended December 31, 2021 the revenues recorded for those agreements amounted to $1,961.

Additionally, in August 2021 we entered in the Business to Customer (“B2C”) media environment, through the launch of its entertainment App, Helbiz Live. We recorded Revenues for $307 from Helbiz Live monthly and yearly subscriptions, and $502 from Sponsorship agreements.

Cost of Revenue

	Year ended December 31,
	2021	2020	% Change
Mobility - Cost of revenues	$22,762	$7,870	189%
Of which Amortization, Depreciation and write-off	6,507	3,082	111%
Of which lease of operating licenses	2,750	—	100%
Of which Stock-based Compensation	27	37	(27)%
Media - Cost of revenues	$9,442	—	100%
Of which content licensing	9,415	—	100%
Other - Cost of revenues	$1,642	$—	100%
Total - Cost of revenues	$33,846	$7,870	330%

Cost of Revenue increased by $25,976 or 330%, from $7,870 for the year ended December 31, 2020, to $33,846 for the year ended December 31, 2021. Such increase was primarily due to: (i) Mobility expansion through a larger fleet size and the opening of several new cities across Europe and the United States, and (ii) the launch of Helbiz Media business line with significant expenses related to the acquisition of media contents, which contributed for $9,415.

Depreciation, Amortization and write-off expenses, one of the main drivers of Cost of Revenue related to Mobility, increased by $3,425, or 111%, from $3,082 for the year ended December 31, 2020, to $6,507 for the year ended December 31, 2021. Additionally, the Mobility Cost of Revenues for year-end December 31, 2021 is impacted for $2,750 by the lease agreement for the DC operating license (the lease agreement expired on December 31, 2021).

Research and Development

	Year ended December 31,
	2021	2020	% Change
Research and development	$2,826	$1,604	76%
Of which Stock-based Compensation	415	708	(41)%

Research and Development expenses increased by $1,222 or 76%, from $1,604 for the year ended December 31, 2020, to $2,826 for the year ended December 31, 2021. Such increase is mainly driven by the continuous investments in the in-house IT engineering team, as well as the in-house development of Helbiz Kitchen integration and Helbiz Live platform.

Sales and Marketing

	Year ended December 31,
	2021	2020	% Change
Sales and marketing	$10,875	$4,808	126%
Of which Stock-based Compensation	1,468	577	154%

Sales and marketing expenses increased by $6,607 or 126%, from $4,808 for the year ended December 31, 2020, to $10,875 for the year ended December 31, 2021. The increase is in line with our strategy focused on significant investment in advertising, promotional and business development initiatives. The marketing activities are followed by our employees and third-party advisors. Stock-based compensation registered a 154% increase, from $577 for the year ended December 31, 2020, to $1,468 for the year ended December 31, 2021. Such increase is primarily related to the issuance of 115,958 Class A Common shares to communication and advertising consultants.

General and Administrative

	Year ended December 31,
	2021	2020	% Change
General and administrative	$24,411	$10,075	142%
Of which Stock-based Compensation	5,469	3,543	54%

General and Administrative expenses increased by $14,336 or 142%, from $10,075 for the year ended December 31, 2020, to $24,411 for the year ended December 31, 2021. The increase is mainly driven by our investment in the personnel-related compensation costs, hiring employees and professional service fees. Additionally, the General and Administrative costs increased significantly following our merger and related listing process. Stock-based compensation registered a 54% increase, from $3,543 for the year ended December 31, 2020, to $5,469 for the year ended December 31, 2021. Such increase is primarily related to: (i) the issuance of 289,550 Class A Common shares to our SEC legal counsel and other consultants, (ii) issuance of 225,000 stock options and 225,000 restricted stocks under the 2021 Omnibus Plan, and (iii) grant of the CEO Performance Award.

Total other income (expense), net

	Year ended December 31,
	2021	2020	% Change
Interest expenses, net	$(4,291)	$(2,232)	92%
Change in fair value of warrant liabilities	$(8,432)	$(4,062)	108%
Gain on extinguishment of debts	—	2,739	(100)%
Loss on extinguishment of debts	—	(930)	(100)%
Other income (expense)	$(274)	$(135)	103%
Total other income (expense), net	$(12,997)	$(4,620)	181%

 Interest expenses, net

Interest expenses increased by $2,059, or 92%, from $2,232 for the year ended December 31, 2020, to $4,291 for the year ended December 31, 2021. Such increase is mainly driven by new financial liabilities, entered by us for supporting the expansion of the mobility business and the launch of Media activities.

Change in fair value of warrant liabilities

Fair value adjustment shows an increase of 4,370, increased by 108% from $4,062 for the year ended December 31, 2020, to $8,432 for the year ended December 31, 2021. The negative impact is mainly driven by the events described below:

•        In March 2021, we recorded a loss of $4,128 for an increase of the fair value of the 2020 Warrants Purchase Agreement, exercised on March 26, 2021.

•        On September 21, 2021, I-bankers exercised on a cashless basis the 287,500 Private Warrants issued by GRNV, and we issued 165,289 Class A Common Shares. The exercise of the aforementioned warrants generated a loss amounted to $4,537 which represents the fair value adjustment of the warrants from August 12, 2021, (business combination closing date) to September 21, 2021.

•        We recorded a $233 gain related to the fair value adjustment of the 2,100,000 GRNV Sponsor Private Warrants for the period from August 12, 2021, (Business combination closing date) to December 31, 2021.

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

As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $21,143 thousand, excluding restricted cash of $109 thousand. Cash and cash equivalents consisted of bank deposits in U.S. Dollar and Euro.

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

We plan to continue to fund its operations and expansion plan, including the new business lines (Helbiz Live and Helbiz Kitchen) through debt and equity financing, for the next twelve months.

We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our growth and expanded operations, including the new business lines. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

We intend to continue to evaluate and may, in certain circumstances, take preemptive action to preserve liquidity during the COVID-19 pandemic. As the circumstances around the COVID-19 pandemic remain uncertain, we continue to actively monitor the pandemic’s impact on us worldwide, including our financial position, liquidity, results of operations, and cash flows.

Cash Flows

The following table summarizes our cash flows activities.

	Year ended December 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(42,991)	$(11,408)
Net cash used in investing activities	(11,697)	(3,048)
Net cash provided by financing activities	75,947	13,613
Effect of exchange rate changes	(797)	27
Net (decrease) increase in cash, cash equivalents and restricted cash	$20,462	$(818)

Operating Activities

During the year ended December 31, 2021, operating activities used $42,991 of cash, resulting from our net loss of $71,971, partially offset by non-cash expenses for $27,895 and net changes in operating assets and liabilities for $1,085. Non-cash expenses are mainly related to: (i) equity-based compensation for $7,379, (ii) changes in fair value of financial instruments for $8,432, (iii) depreciation, amortization, and loss on disposal of assets for $7,018, and (iv) interest expenses not paid, for $3,576.

Net changes in operating assets and liabilities consisted primarily in the increase in accounts payable, accrued expenses and other current liabilities of $10,801, partially offset by an increase in accounts receivable, other current assets and security deposits of $9,716.

Investing Activities

During the year ended December 31, 2021, investing activities used $11,697 of cash. In detail, we used $9,366 directly invested in our business expansion through the purchase of new electric vehicles to expand the operating fleet in several new cities, $1,984 invested in acquisition of new businesses to purchase MiMoto (net of cash acquired), and $347 used for purchasing intangible assets such as operating licenses.

Financing Activities

During the year ended December 31, 2021, financing activities provided $75,947 of cash. The net proceeds from issuance of financial liabilities generated a positive cash flow of $51,167, partially offset by the repayment of existing financial liabilities for $5,064. In addition, the exercise of Warrants generated a positive cash flow of $7,631, the settlement of the 2020 Subscription receivables generated a positive cash flow of $4,033, and the sale of Class A common shares generated a positive cash flow amounted to $923. Finally, the completion of the Business Combination with GRNV generated a positive cash flow of $20,281, partially offset by payments of offering costs and other commission related to the listing process for $3,024.

Indebtedness

The following table summarizes our indebtedness as of December 31, 2021.

	December 31, 2021	December 31, 2020
Convertible Debts, net	23,568	—
Secured Long Term Loan, net	13,290	—
Long Term Loans, net	6,525	3,941
Promissory Notes (1)	13	1,103
Revolving Credit (1)	—	1,694
Other Current financial debts	134	151
Total Financial Liabilities, net	43,530	6,889
Of which classified as Current Financial Liabilities, net	25,473	2,861
Of which classified as Non-Current Financial Liabilities, net	18,057	4,028

As of December 31, 2021, the Company expects to settle the principal of the financial liabilities outstanding based on the following annual re-payment schedule.

Year ending December 31:
2022 (A – conversion of 2021 Convertible debt excluded)	$23,433
2023	16,906
2024	1,252
2025	957
Thereafter	851
Total future repayments of principal	$43,399

(A) The 2022 principal repayment has been reduced for $8.5 million related to conversion of the 2021 Convertible Notes occurred from January 1, 2022, to April 13, 2022. In detail, we issued 3,149,657 Class A Common Shares in exchange for $8.5 million of principal and $0.4 million of accumulated interest.

2021 Convertible Debts, net

On October 12, 2021 (“closing date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with YA II, Ltd. (the “Note holder”), pursuant to the terms of the SPA, the Company issued to the Note holder the followings: (i) 150,000 shares of Class A common stock as a commitment fee, at closing date (ii) a first convertible note in the principal amount of $15 million, at closing date (iii) 1,000,000 Warrants to buy 1,000,000 Class A common shares with an exercise price of $20.00 per share, at closing date (iv) a second convertible note in the principal amount of $10 million, issued on October 27, 2021, and (v) a third convertible note in the principal amount of $5 million, issued on November 12, 2021. In exchange for the issuances of the commitment Shares, the three convertible notes and the warrants, the Company received from the Note holder proceeds of $30 million.

Each of the three convertible note matures on the one-year anniversary date of the issuance of such convertible note and bears interest at a rate of 5% per annum. In case of an event of default under the convertible notes, the interest rate increases to 15% per annum. Based on the SPA, the Company is required to pay a redemption premium under certain circumstances, and the maximum value of the redemption premium is $3,000,000.

The three convertible notes are convertible by the Note holder upon issuance. The conversion price will be lower of $20.00 or 92.5% of the lowest daily volume-weighted average price of the Class A Common Stock during the five consecutive trading days immediately preceding the conversion date, provided that the conversion price may not be less than the Floor Price, settled at issuance as $10.00 for the first note, $8.25 for the second note and $8.55 for the third note.

We did not make any cash payment as of the day of this prospectus, while we resettled the Floor Prices for the Convertible Notes starting from January 2022. Based on the new Floor Prices the Note holder converted approximately $8.9 million of the Convertible Notes into 3,149,657 Class A Common Stock.

12.7% Secured Long Term Loan, net

On March 23, 2021, the Company entered into a $15,000 secured term loan facility with an institutional lender. The loan agreement has a maturity date of December 1, 2023, with a prepayment option for the Company after 12 months. At inception, the company prepaid interests and an insurance premium for $2,783.

As of December 31, 2021, the Company accounted the loan as Non-Current Financial liabilities net of intermediary fees and bank fees.

Long-term loans

On November 5, 2020, the Company, through one of its wholly-owned Italian subsidiaries, obtained a loan for Euro 3,500 from an Italian bank with 4.5% as annual interest rate and November 30, 2026 as Maturity date. During the years ended on December 31, 2021, and 2020, the Company re-paid $59 (Euro 52) and $0 of the principal amount, respectively; in line with the re-payment plan.

On March 15, 2021, the Company, through one of its wholly-owned Italian subsidiaries, obtained a loan for Euro 2,000 from an Italian bank with 5.4% as annual interest rate and March 31, 2024 as Maturity date. During the year ended on December 31, 2021, the Company re-paid $216 (Euro 190) of the principal amount, in line with the re-payment plan.

On May 31, 2018, MiMoto obtained a loan for Euro 450 from an Italian bank. On April 1, 2021, as a result of the MiMoto acquisition, the Company assumed the fair value of the loan amounted to Euro 316 with 2.7% as annual interest rate and February 28, 2025 as Maturity date. No repayment of the principal has been made by the Company during the year ended on December 31, 2021, in line with re-payment plan.

On May 21, 2020, MiMoto entered in a loan agreement with an Italian bank, for Euro 400. On April 1, 2021, the Company assumed the MiMoto financial liability at its fair value, amounted to Euro 400 with 2.4% as annual interest rate and May 21, 2026 as Maturity date. No repayment of the principal has been made by the Company during the year ended on December 31, 2021, in line with re-payment plan.

On October 17, 2017, MiMoto obtained a loan for Euro 200 with an Italian bank. On April 1, 2021, as a result of the MiMoto acquisition, the Company assumed the fair value of the loan amounted to Euro 65 with 3.5% as annual interest rate and October 19, 2022 as Maturity date. No repayment of the principal has been made by the Company during the year ended on December 31, 2021, in line with re-payment plan.

 Securities outstanding as of December 31, 2021

As of December 31, 2021, we had the following outstanding securities:

December 31, 2021
Class A Common Shares - GRNV Sponsor shares	1,467,500
Class A Common Shares – issued to Helbiz Holding’ shareholders for cancellation of 2,216,348 Helbiz Holding’s Class A Common Shares	10,271,750
Class A Common Shares – PIPE Investment	2,650,000
Class A Common Shares – GRNV IPO, including exercise of Public Warrants	1,534,635
Class A Common Shares – Other shares issued from August 12, 2021, to December 31, 2021	365,324
Class B Common Shares – issued to Helbiz Holding’ CEO and Founder for cancellation of 3,069,539 Helbiz Holding’s Class B Common Shares	14,225,898
Total Helbiz outstanding Common Shares	30,515,107

Public Warrants (categorized as equity)	7,736,416
Convertible Note Warrants (categorized as equity)	1,000,000
Private Warrants (categorized as liability)	2,100,000
Helbiz Holdings 2020 Stock Option Plan – assumed and converted based on the conversion ratio	7,359,504
Helbiz Holdings 2020 CEO Performance	600,000
Helbiz 2021 Omnibus Plan - Stock Options granted	225,000
Helbiz 2021 Omnibus Plan – Restricted Stocks granted	225,000
Total Helbiz outstanding Warrants, Restricted Stocks and Stock Options	19,245,920

The merged entity did not have outstanding Preferred Stocks.

Public Warrants

As of December 31, 2021, the Public Warrants outstanding are 7,736,416 with a strike price of $11.50. On September 23, 2021, the Public Warrants became exercisable for cash by the effectiveness of a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants. During October 2021, investors exercised for cash 663,584 Public Warrants.

The Public Warrants will expire five 5 years from the consummation of a Business Combination or earlier upon redemption or liquidation.

We may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

•	at any time while the warrants are exercisable,
•	upon not less than 30 days’ prior written notice of redemption to each warrant holder,
•	if, and only if, the reported last sale price of the Class A shares of common stock equals or exceeds $18.00 per share, for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to warrant holders, and
•	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

Convertible Note Warrants

On October 12, 2021, the Company issued to YA II, Ltd. (the “Convertible Note holder”), 1,000,000 Warrants to buy 1,000,000 Class A common shares with an exercise price of $20.00 per share. On November 12, 2021, the Company filed a registration statement covering the shares of Class A common stock issuable upon exercise of the mentioned Warrants. As of December 31, 2021, the Convertible Note Warrants outstanding are 1,000,000.

The Convertible Note Warrants will expire five years from the issuance date.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below its exercise price.

Private Warrants

As of December 31, 2021, the warrants categorized as liability are composed by the 2,100,000 GRNV Sponsor Private Warrants, which have identical terms of the Public Warrants (categorized as equity) underlying the Units sold in the GRNV Initial Public Offering and PIPE transaction.

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

Lock-Up Agreement

On August 12, 2021, we entered in a series of lock-up agreements with Helbiz Holdings shareholders that held at least 75,000 shares of common stock of Helbiz Holdings or 347,590 shares of common stock of Helbiz, Inc. Under those lock-up agreements, it was agreed that until (i) the first anniversary of the Closing of the Business Combination with respect to the our CEO and Founder and (ii) the six month anniversary of the Closing with respect to other Helbiz shareholders owning at least 75,000 shares, such Helbiz securityholders, directly or indirectly, will not: (i) offer for sale, sell, pledge or otherwise dispose of (or enter into any transaction or device that is designed to, or could be expected to, result in the disposition by any person at any time in the future of) any shares of our common stock, or any other of our securities convertible into or exercisable or exchangeable for any shares of such common stock which are owned as of the Closing Date; (ii) enter into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of the Lockup Shares, whether any such transaction is to be settled by delivery of the Lockup Shares or other securities, in cash or otherwise; or (iii) make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any Lockup Shares or any other of our securities, other than pursuant to the separate registration rights agreement between us and the former Helbiz Holdings securityholders.

Related Party Transactions

During May and June 2021, our majority shareholder and sole director has lent Helbiz, funds on an interest-free basis for cumulative gross proceeds of $2,010 through Promissory Notes. On August 16, 2021, the Company repaid the principal of the 0% CEO Promissory Notes.

During the period ended December 31, 2020, our majority shareholder and sole director repaid $1,042 of a loan that we made to him. Our majority shareholder and sole director completely settled all amounts that he owed to us during 2020.

Contractual Obligations and Commitments

Leases

We entered into various non-cancellable operating lease agreements for office facilities, permit and brand licensing, e-mopeds leases, corporate vehicles’ licensing, and corporate housing with lease periods expiring through 2024. These agreements require the payment of certain operating expenses, such as non-refundable taxes, repairs and insurance and contain renewal and escalation clauses. The terms of the leases provide for payments on a monthly basis and sometimes on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

Future annual minimum lease payments as of December 31, 2021, are as follows:

Amount
Year ending December 31:
2022	$1,665
2023	489
2024	45
Thereafter	—
Total	$2,199

Lease expenses under operating leases were $5,203 for the year ended on December 31, 2021, and $1,216 for the year ended on December 31, 2020. In detail, the 2021 lease expenses are highly impacted by a non-recurring annual lease agreement entered with Skip Transport, Inc on January 1, 2021, for a cumulative amount recorded as Cost of Revenues of $2,750. Based on the mentioned lease agreement, the Company leased: (i) the transportation license to operate e-scooters in Washington D.C, and (ii) Skip’s mobile application in specific areas.

Media rights – Purchase Commitments

During 2021, the Company decided to enter into a new business line: the acquisition, commercialization and distribution of contents including live sport events to media partners and final viewers. In order to commercialize and broadcast media contents, the Company entered into non-cancellable Content licensing and Service agreements with multiple partners such as LNPB. These agreements require the payment of certain fees and contain renewal and escalation clauses. The terms of the agreements provide for payments on a periodical basis and on a graduated scale. The Company recognizes expense on a straight-line basis over the agreement period and has accrued for expense incurred but not paid.

Future annual minimum payments related to Media rights’ agreements as of December 31, 2021, are as follows.

Amount
Year ending December 31:
2022	$18,358
2023	18,588
2024	9,498
Thereafter	—
Total	$46,443

Content licensing expenses, recorded as Cost of Revenues, were $9,415 for the year ended on December 31, 2021.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in greater detail in Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this prospectus, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Shared vehicle revenues

We applied the following steps to achieve the core principle of ASC 606.

1.	Identification of the Contract, or Contracts, with a Customer: We considered the Terms of Conditions (“ToC”) accepted by riders in identifying the contracts. The ToC defines the fees charged, each party’s rights and obligations and payment terms.

2.

Identification of the Performance Obligations in the Contract:

Pay per ride - each ride is considered a separate performance obligation as each transaction is capable of being distinct.

Mobility subscriptions – We have one performance obligation: the availability of electric vehicles in specific geofences.

3.	Determination of the Transaction Price: We earn fees from the riders based on the sum of unlocking fee and per minute fees or subscription fees. Based on the nature of each contract the entire amount of consideration received from the riders is included in the transaction price, excluding the sales taxes. We do not record any significant Financing Component given that the customer paid for the services in advance, and the timing of the transfer of those services is at the discretion of the customer.

4.	Allocation of the Transaction Price to the Performance Obligations in the Contract: We determined that the contract contains only one performance obligation, as a result, there is no allocation of the transaction price.

5.	Recognition of Revenue when, or as, the Company Satisfies a Performance Obligation: We recognize revenue upon completion of a ride as its performance obligation is satisfied upon the completion of the ride. For subscription fees, we recognize revenue on a straight-line basis over the subscription period.

  Media revenues – Commercialization of Media rights (B2B)

We recorded revenues in connection with the commercialization of the rights to broadcast, outside of Italy, the Italian Lega Serie BKT football (“LNPB”). We applied the following steps to achieve the core principle of ASC 606.

1.	Identification of the Contract, or Contracts, with a Customer: We have signed an agreement with each media partner, who operates in the broadcast and media market.

2.	Identification of the Performance Obligations in the Contract: We are responsible for delivering the media contents to the media partner. As a result, we identified only one performance obligation: the delivery of media contents to the media partner.

3.	Determination of the Transaction Price: We analyzed the following criteria, using management judgement, to determine if we are acting as Principal or Agent in those transactions: (i) controlling the goods or services before it is transferred to customers, (ii) inventory risk, and (iii) discretion in establishing prices. We concluded that we are acting as Principal in those service agreements as we obtained control over the media content rights, we have inventory risk, and we have discretion in establishing the prices. As result, we are entitled to recognize the gross selling price as transaction price. In addition, we exclude all sales taxes and withholding taxes required by governmental authorities from the measurement of the transaction price.

4.	Allocation of the Transaction Price to the Performance Obligations in the Contract: We determined that the contract contains only one performance obligation, as a result, there is no allocation of the transaction price.

5.	Recognition of Revenue when, or as, the Company Satisfies a Performance Obligation: We identified one performance obligation: the delivery of media contents. Revenues are recognized ratably over the licensing period in conjunction with the distribution of the media contents to the media partners.

Stock-Based Compensation

We account for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of GAAP, which requires compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period. We account for forfeitures when they occur. The fair value of stock-based awards, granted or modified, is determined on the grant date at fair value, using appropriate valuation techniques.

Service-Based Awards

We record stock-based compensation expense for service-based stock options and restricted stock on a straight-line basis over the requisite service period. For stock options with only service-based vesting conditions, we utilize Black-Scholes option-pricing model as valuation model, which incorporates the following assumptions.

-	Expected stock price volatility: we estimate the volatility of common stock on the date of grant based on the weighted-average historical stock price volatility of its own shares or comparable publicly traded companies in our industry group.
-	Expected term: It is estimated using the midpoint between the requisite service period and the contractual term of the option.
-	Risk-free interest rate: based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected term.
-	Expected dividend yield: we have not paid and do not anticipate paying dividends on common stock, as a result is 0.0%.

For restricted stock, granted under the employee stock purchase plan, subject only to a service condition for vesting, we measure the awards based on the market price of its common stock at the grant date.

Performance-Based Awards

The performance-based conditions generally are satisfied upon achieving specified performance targets, such as our financial or operating metrics, and/or the occurrence of a qualifying event, defined as the earlier of (i) the closing of certain specific liquidation or change in control transactions, or (ii) an initial public offering (“IPO”). We record stock-based compensation expense for performance-based equity awards only if performance-based conditions are considered probable to be satisfied.

Market-Based Awards

We have granted stock options that vest only upon the satisfaction of all the following conditions: service-based conditions, performance-based conditions, and market-based conditions. The performance-based condition is satisfied upon achieving specified performance targets, such as the occurrence of a qualifying event, as described above for performance-based awards. The market-based conditions are satisfied upon the achievement of specified Company’s market valuations.

For market-based awards, we determined the Business Combination date as the grant-date of the award. At the grant-date, we measured the fair value of the awards utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of a qualifying event, and expected capital raise percentage. We estimated the volatility of common stock on the date of grant based on the weighted-average historical stock price volatility of comparable publicly traded companies in its industry group. We estimated the expected term based on various exercise scenarios. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

We recorded stock-based compensation expense for market-based equity awards such as stock options on an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable to be satisfied. We determine the requisite service period by comparing the derived service period to achieve the market-based condition and the explicit service-based period, using the longer of the two service periods as the requisite service period.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the reporting unit may be in excess of its fair value. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test. During the annual assessment no impairment loss has been identified for the periods presented.

Business Combinations

We account for acquisitions of entities or asset groups that qualify as businesses using the acquisition method of accounting. In detail, the acquisition method required that the purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations.

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

The table below, shows the useful lives for the depreciation calculation using the straight-line method:

Equipment	5 years
Computers and Software	3 years
Furniture and fixtures	7 years
Rental e-bikes	2 years
Rental e-scooters	1-1.5 year

Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the lease, or the useful life of the assets.

Fair Value of Financial Instruments and Fair Value Measurements

We determine the fair value of financial assets and liabilities using the fair value hierarchy established in the accounting standards. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows.

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

Our financial instruments include cash and cash equivalents, accounts receivable, warrants, convertible debts, equity compensation for employees, derivatives, promissory notes and accounts payable. Management believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debts approximate the fair value due to the short-term nature of those instruments. Warrants and derivatives are classified as Level 3 in the fair value hierarchy as they are valued using significant unobservable inputs or data in inactive markets. We use a third-party valuation specialist to assist management in its determination of the fair value of its Level 3. These fair value measurements are highly sensitive to changes in these significant unobservable inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Emerging Growth Company Status

Under the JOBS Act, an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of new or revised accounting standards that have different transition dates for public and private companies until those standards would otherwise apply to private companies. We meet the definition of an emerging growth company and have elected to use this extended transition period for complying with new or revised accounting standards until the earlier of the date we (i) are no longer an emerging growth company, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements and the reported results of operations contained therein may not be directly comparable to those of other public companies.

Off-Balance Sheet Arrangements

Helbiz did not have, during the periods presented, and it does not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The lease assets and liabilities to be recognized are both measured initially based on the present value of the lease payments. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This update is effective for annual periods beginning January 1, 2022, and interim periods beginning January 1, 2023, with early adoption permitted. The Company plans to adopt this standard as of the effective date for private companies using the modified retrospective approach of all leases entered into before the effective date. While the Company is currently reviewing its lease portfolio and evaluating and interpreting the requirements under the new guidance, including available accounting policy elections, it expects that its non-cancellable operating lease commitments will be subject to the new guidance and recognized as right-of-use assets and operating lease liabilities on the Company’s consolidated balance sheets. The Company is currently assessing the impact of this accounting standard on its shared vehicles revenues and rental leases.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years with early adoption permitted. The Company will adopt this standard effective January 1, 2022, using the modified retrospective method. In the consolidated balance sheets, the adoption of this new guidance is estimated to result in:

-	an increase of approximately $3.4 million to the total carrying value of the convertible notes to reflect the full principal amount of the convertible notes outstanding net of issuance costs,
-	a reduction of approximately $4.2 million to additional paid-in capital to remove the equity component separately recorded for the beneficial conversion features associated with the convertible notes, and
-	a cumulative-effect adjustment of approximately $0.8 million to the beginning balance of accumulated deficit as of January 1, 2022.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, (“ASU 2021-04”) which clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, ASU 2021-04 requires the issuer to treat a modification of an equity-classified warrant as an exchange of the original warrant. The difference between the fair value of the modified warrant and the fair value of the warrant immediately before modification is then recognized as an issuance cost or discount of the related transaction. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. ASU 2021-04 should be applied prospectively to modifications or exchanges occurring after the effective date. Either the full or modified retrospective adoption method is allowed. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-8, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, creating an exception to the recognition and measurement principles in ASC 805, Business Combinations. The amendments require an acquirer to use the guidance in ASC 606, Revenue from Contracts with Customers, rather than using fair value, when recognizing and measuring contract assets and contract liabilities related to customer contracts assumed in a business combination. In addition, the amendments clarify that all contracts requiring the recognition of assets and liabilities in accordance with the guidance in ASC 606, such as contract liabilities derived from the sale of nonfinancial assets within the scope of ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, fall within the scope of the amended guidance in ASC 805. This new standard will be effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Helbiz, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Helbiz, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

 /s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

April 14, 2022

Helbiz, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

		December 31,	December 31,
		2021	2020
ASSETS
Current assets:
Cash and cash equivalents		$21,143	$757
Account receivables		451	96
Contract Assets – Media rights		2,758	—
Prepaid and other current assets		7,672	1,166
Total current assets		32,025	2,019
Property, equipment and deposits, net		7,616	3,723
Goodwill		10,696	—
Intangible Assets, net		2,075	167
Other Assets		1,212	451
TOTAL ASSETS		$53,623	$6,360

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable		$5,562	$2,970
Account Payable related to D&O Insurance		2,548	—
Account Payable related to Media rights		2,426	—
Accrued expenses and other current liabilities		3,806	1,073
Deferred Revenues		1,585	146
Warrant Liabilities		1,596	6,439
Short term financial liabilities, net		25,473	2,861
Total current liabilities		42,996	13,489
Other non-current liabilities		419	149
Non-current financial liabilities, net		18,057	4,028
TOTAL LIABILITIES		61,472	17,666
Commitments and contingencies	Note 15

CONVERTIBLE PREFERRED STOCK
Convertible Preferred Stock Series A, $0.0001 par value; 4,000,000 shares authorized at December 31, 2020; no shares issued and outstanding at December 31, 2020. No shares authorized as of December 31 2021.		—	—
Convertible Preferred Stock Series B, $0.0001 par value; 2,000 shares authorized at December 31, 2020; 453 shares issued and outstanding at December 31, 2020. No shares authorized as of December 31, 2021.		—	4,040

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding		—	—
Class A Common stock, $0.00001 par value; 285,774,102 shares authorized and; 16,289,209 and 20,359,154 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.		101,454	24,872
Class B Common stock, $0.00001 par value; 14,225,898 shares authorized, issued and outstanding at December 31, 2021 and 0 shares authorized, issued and outstanding at December 31, 2020.		—	—
Subscription Receivables		—	(4,033)
Accumulated other comprehensive (loss) income		(621)	36
Accumulated deficit		(108,682)	(36,221)
Total stockholders’ deficit		(7,849)	(15,346)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT		$53,623	6,360

The accompanying notes are an integral part of these consolidated financial statements.

Helbiz, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue	$12,834	$4,418
Operating expenses:
Cost of revenues	33,846	7,870
Research and development	2,826	1,604
Sales and marketing	10,875	4,808
General and administrative	24,411	10,075
Total operating expenses	71,958	24,357

Loss from operations	(59,124)	(19,939)

Other income (expenses)
Interest expense, net	(4,291)	(2,232)
Gain on extinguishment of debts	—	2,739
Loss on extinguishment of debts	—	(930)
Change in fair value of warrant liabilities	(8,432)	(4,062)
Other financial income (expenses)	(274)	(135)
Total other expenses, net	(12,997)	(4,620)

Income Taxes	150	(14)
Net loss	$(71,971)	$(24,573)

Deemed Dividends and Deemed Dividends equivalents	$(490)	$(423)

Net loss attributable to common stockholders	$(72,461)	$(24,996)

Net loss per share attributable to common stockholders, basic and diluted	$(2.91)	$(1.35)

Net loss	$(71,971)	$(24,573)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	$(657)	$38

Net loss and comprehensive income, excluded Series A Dividends	$(72,628)	$(24,535)

The accompanying notes are an integral part of these consolidated financial statements.

HELBIZ, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share and per share data)

	SERIES A - CONVERTIBLE PREFERRED	SERIES B - CONVERTIBLE PREFERRED	Common Stock		Subscription Receivables	Accumulated Deficit	Accumulated Other (Loss)	TOTAL STOCKHOLDERS’
	STOCK	STOCK	Shares	Amount			Income	DEFICIT
Balance at December 31, 2020	6,200	—	3,393,504	1,223	—	(11,224)	(2)	(10,003)
Retroactive Application of the conversion ratio applied on the reverse merger (Note 4)	—	—	15,727,326	—	—	—	—	—
Issuance of Convertible Series B Preferred stocks – Conversion of Series A	(3,091)	3,079	—	—	—	—	—	—
Issuance of Convertible Series B Preferred stocks – Sale	—	879	—	—	—	—	—	—
Issuance of common stock – for Settlement of 0% Convertible Notes and warrant	—	—	440,189	1,430	—	—	—	1,430
Sale of common stock	—	—	1,371,522	5,508	—	—	—	5,508
Share based compensation - for Issuance of Common Shares	—	—	97,908	430	—	—	—	430
Issuance of Equity warrants	—	—	—	1,091	—	—	—	1,091
Issuance of common stock – Exercise of Equity Warrants	—	—	479,916	2,177	(1,904)	—	—	273
Issuance of common stock – for Settlement of 10% Convertible Notes	—	—	619,105	2,013	—	—	—	2,013
Issuance of common stock – for Conversion of Series A Convertible Redeemable Preferred Stocks	(3,450)	—	790,156	3,450	—	—	—	3,450
Issuance of common stock – for	—	—	417,989	479	—	—	—	479
Exercise of 2019 Warrant Purchase Agreement
Issuance of common stock – for Settlement of Promissory Notes	—	—	18,302	89	—	—	—	89
Issuance of common stock – for Settlement Vienna Warrants	—	—	95,921	542	(5)	—	—	537
Issuance of common stock – for Settlement of Other Liability Warrants	—	—	175,088	989	(1,250)	—	—	(261)
Issuance of common stock – for Exercise Series A Warrants	—	—	103,638	586	(874)	—	—	(289)
Share based compensation	—	—	22,094	4,865	—	—	—	4,865
Dividends and dividend equivalents for Preferred Stockholders	341	82	—	—	—	(423)	—	(423)
Changes in currency translation adjustment	—	—	—	—	—	—	38	38
Net loss	—	—	—	—	—	(24,574)	—	(24,574)
Balance at December 31, 2020	—	$4,040	20,359,154	24,872	(4,033)	(36,221)	36	(15,346)

	SERIES B – CONVERTIBLE PREFERRED	Class A Common Stock		Class B Common Stock		Subscription	Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	STOCK	Shares	Amount	Shares	Amount	Receivables	Deficit	(Loss) Income	DEFICIT
Balance at January 1, 2021	4,040	20,359,154	24,872	—	—	(4,033)	(36,221)	36	(15,346)
Exchange of Class A Common Stock to Class B Common Stock	—	(14,225,898)	—	14,225,898	0	—	—	—	-
Issuance of common shares – for Sale	—	127,116	923	—	—	—	—	—	923
Share based compensation - for Issuance of Common Shares	—	5,720	73	—	—	—	—	—	73
Issuance of common stock – MiMoto Smart Mobility S.r.l. Acquisition	—	1,057,740	10,389	—	—	—	—	—	10,389
Issuance of common stock – Exercise of Warrants	—	1,904,739	22,864	—	—	—	—	—	22,864
Issuance of common stock – for settlement of Lease	—	177,827	1,747	—	—	—	—	—	1,747
Issuance of common stock – Commitment shares for Convertible Notes issuance	—	150,000	1,598	—	—	—	—	—	1,598
Issuance of Warrants - in conjunction with Convertible Notes issuance	—	—	2,245	—	—	—	—	—	2,245
Share based compensation - for Convertible Note issuance	—	25,000	256						256
Beneficial conversion features (BCF) - for Convertible Notes issuance	—	—	4,187	—	—	—	—	—	4,187
Settlement of Subscription Receivables	—	—	—	—	—	4,033	—	—	4,033
Share based compensation	—	405,506	7,379	—	—	—	—	—	7,379
Dividends and dividend equivalents for Preferred Stockholders	490	—	—	—	—	—	(490)	—	(490)
Issuance of common stock – for Conversion of Series B Convertible Redeemable Preferred Stocks	(4,530)	1,313,754	4,530	—	—	—	—	—	4,530
Reverse recapitalization and issuance of PIPE units	—	4,988,551	20,392	—	—	—	—	—	20,392
Changes in currency translation adjustment	—	—	—	—	—	—	—	(657)	(657)
Net loss	—	—	—	—	—	—	(71,971)	—	(71,971)
Balance at December 31, 2021	—	16,289,209	101,454	14,225,898	—	—	(108,682)	(621)	(7,849)

The accompanying notes are an integral part of these consolidated financial statements.

HELBIZ, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(71,971)	$(24,573)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,640	2,355
Loss on disposal of assets	378	838
Non-cash Interest expenses	3,576	2,206
Change in fair value of Warrant liabilities	8,432	4,062
(Gain) or Loss on extinguishment of Debts	—	(1,809)
Share-based compensation	7,379	4,865
Other non-cash items	1,490	112
Changes in operating assets and liabilities:
Prepaid and other current assets	(8,887)	(653
Security deposits	(536)	(331)
Accounts receivable	(293)	314
Accounts payable	6,967	1,046
Accrued expenses and other current liabilities	3,733	160
Other non current liabilities	101	—
Net cash used in operating activities	(42,991)	(11,408)

Investing activities
Purchase of property, equipment, and deposits	(9,366)	(4,048)
Purchase of intagible assets	(347)	(382)
Acquisition of business, net of cash acquired	(1,984)	—
Proceeds from repayment of Receivable, due from related party – Officer	—	1,382
Net cash used in investing activities	(11,697)	(3,048)

Financing activities
Proceeds from issuance of financial liabilities, net	51,167	6,481
Repayment of financial liabilities	(5,064)	(1,750)
Proceed from exercise of warrants	7,631	1,088
Proceeds from sale of Convertible Series B Preferred Stock	—	985
Proceeds from settlement of Subscription receivables	4,033	—
Proceeds from sale of Class A common shares, net	923	6,809
Proceeds from Business Combination and PIPE financing	20,281	—
Payments of offering costs and underwriting discounts and commissions	(3,024)	—
Net cash provided by financing activities	75,947	13,613

Increase (decrease) in cash and cash equivalents, and restricted cash	21,259	(843)
Effect of exchange rate changes	(797)	27
Net increase (decrease) in cash and cash equivalents, and restricted cash	20,462	(818)
Cash and cash equivalents, and restricted cash, beginning of year	790	1,608
Cash and cash equivalents, and restricted cash, end of year	$21,252	$790

RECONCILIATION OF CASH, CASH EQUIVALENT AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEET
Cash and cash equivalents	21,143	757
Restricted cash, included in Other Assets, non-current	109	33
Total cash and cash equivalents, and restricted cash	21,252	790

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net	$666	$27
Income taxes, net of refunds	$28	$—
Non-cash investing & financing activities
Issuance of Class A common shares – Exercise of Warrant Derivative Liabilities, Fair Value	$15,233	$—
Issuance of common shares – for settlement of Lease	1,747	—
Issuance of common shares – for settlement of Current financial liabilities	12	—
Issuance of common stock – MiMoto Smart Mobility S.r.l. Acquisition	10,389	—
Issuance of common shares – for Preferred share conversion	4,530	—
Issuance of common stock – Commitment shares for Convertible Notes issuance	1,854	—
Issuance of Warrants - in conjunction with Convertible Notes issuance	2,245	—
Beneficial conversion features (BCF) - for Convertible Notes issuance	4,187	—
Convertible debts converted into Common Shares	—	3,604
Convertible Preferred Stock Series A converted into Common Shares	—	3,781
Convertible Preferred Stock Series A converted into Convertible Preferred Stock Series B	—	3,208
Common Shares issued for warrant exchanged recorded as Subscription Receivables	—	4,033
Short term financial debts converted into Common Shares	—	180
Vehicle Deposit, included in Account Payable	309
Prepaid expenses related to D&O insurance, included in Account Payable	2,548	—
Issuance of Class A common shares (PIPE units) - for settlement of Promissory Notes	5,000	—

The accompanying notes are an integral part of these consolidated financial statements.

HELBIZ, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Description of Business, Basis of Presentation and Going Concern

Description of Business

Helbiz, Inc. and Subsidiaries, (“Helbiz” or the “Company”) was incorporated in the state of Delaware in October 2015 with headquarter in New York, New York. The Company is an intra-urban transportation company that seeks to help urban areas reduce their dependence on individually owned cars by offering affordable, accessible, and sustainable forms of personal transportation, specifically addressing first and last mile transport. Beginning in 2020, the Company increased its services offered to customers by including monthly subscriptions for accessing its network of electric vehicles. On April 1, 2021, the Company, through the acquisition of MiMoto Smart Mobility S.r.l, added electric mopeds on its sharing services offer (See Note 3. MiMoto Smart Mobility S.r.l. – Acquisition).

Founded on a proprietary technology platform, the Company offers a sharing economy for electric scooters bikes and mopeds. Through its Mobility App, Helbiz offers an intra-urban transportation solution that allows users to instantly rent electric vehicles. The Company currently has a strategic footprint in growing markets with offices in New York, Milan, and Belgrade, with additional operational teams around the world. The Company currently has electric vehicles operating in the United States and Europe.

Recent events

During 2021, the Company decided to enter into a new business line: the acquisition, commercialization and distribution of contents including live sport events. The Company developed a new App, Helbiz Live, separated from the Mobility App. Starting from August 2021, the Company is broadcasting the Italian Serie B Soccer League in Italy, United States, and Serbia.

During 2021, the Company also decided to expand its product offering. In detail during July 2021, the Company launched a delivery-only “ghost kitchen” restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order meals, in Milan, the service is available through the Helbiz Mobility App.

Business Combination and Organization

On August 12, 2021, Helbiz consummated a business combination, by and among GreenVision Acquisition Corp. (“GRNV”) and its subsidiary, Helbiz Holdings Inc (name of Helbiz, Inc. as private Company, before August 12, 2021) and Salvatore Palella (as representative of the shareholders of Helbiz Holdings Inc.). On the Closing Date, GRNV changed its name to Helbiz, Inc. as the name of the entity surviving the business combination. Refer to Note 4. GreenVision Acquisition Corp. – Reverse Merger, for further information.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly- owned subsidiaries. All intercompany balances and transactions have been eliminated.

The Company uses the U.S. dollar as the functional currency. For foreign subsidiaries where the U.S. dollar is the functional currency, gains, and losses from remeasurement of foreign currency balances into U.S. dollars are included in the consolidated statements of operations. For the foreign subsidiary where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive loss.

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

2. Significant Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with US GAAP generally requires management to make estimates and assumptions that affect the reported amount of certain assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Specific accounts that require management estimates include determination of common stock, warrant and financial instruments at fair value, useful lives of property and equipment, including scooters and valuation allowance for deferred income taxes.

Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current consolidated financial statement presentation. These reclassifications had no impact on net loss including stockholders’ deficit or cash flows as previously reported. In detail, the Company reclassified the Security deposit balance of $416 as of December 31, 2020, from Current assets to Other assets and the Intangible assets balance of $167 as of December 31, 2020, from Other assets to Intangible assets, net.

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer, Salvatore Palella, is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance

For the year-ended December 31, 2020, the Company has determined to have operated in only one segment, the Mobility. While for the year ended December 31, 2021, the Company has determined that it operates in two operating segments, Mobility and Media. During the years ended December 31, 2021, and 2020, the Company generated revenues in US and Europe and as of December 31, 2021, and 2020, the Company had material assets located outside of the United States, mainly in Italy.

Revenue Recognition

All of the Company’s revenues are recognized in accordance with Accounting Standards Codification Topic 606 (“ASC 606”). We periodically reassess our revenue recognition policies as new offerings become material.

Mobility Revenues

During the year-ended December 31, 2020, and 2021, the Company generates revenues from its network of sharing electric vehicles that offer access to a variety of transportation options mainly through Helbiz Mobility Platform (“Mobility Revenues”). The company identified three revenue streams:

-	Pay per ride
-	Mobility Subscriptions
-	Partnerships fees
a)	Pay per ride and Mobility subscriptions: The Company applied the following steps:

1. Identification of the Contract, or Contracts, with a Customer. The Company considered the Terms of Conditions (“ToC”) accepted by riders in identifying the contracts. The ToC defines the fees charged, each party’s rights and obligations and payment terms.

Pay per ride - In accordance with the ToC, an agreement exists between the rider and the Company when the rider has the ability to use the unlocked vehicle. The duration of the contract is equal to the length of a single ride.

Mobility subscriptions - The contract exists when the customer accepts the ToC via the Mobility App and pays the monthly fees. The duration of the contract is 30 days.

2. Identification of the Performance Obligations in the Contract.

Pay per ride - each ride is considered a separate performance obligation as each transaction is capable of being distinct.

Mobility subscriptions – the Company has one performance obligation: the availability of electric vehicles in specific geofences.

3. Determination of the Transaction Price. The Company earns fees from the riders based on the sum of unlocking fee, and per minute fees or subscription fees. Based on the nature of each contract the entire amount of consideration received from the riders is included in the transaction price.

Sales Taxes: The Company excludes all sales taxes assessed by governmental authorities from the measurement of the transaction price. A liability is recorded upon completion of each ride.

Helbiz Wallet: The Company has short-term payables to Customers generated by pre-payments made by customers for future rides. The Company does not record any significant Financing Component given that the customer paid for the services in advance, and the timing of the transfer of those services is at the discretion of the customer.

4. Allocation of the Transaction Price to the Performance Obligations in the Contract. No allocation of the transaction price is required.

5. Recognition of Revenue when, or as, the Company Satisfies a Performance Obligation.

Pay per ride - The Company recognizes revenue upon completion of each ride as its performance obligation is satisfied.

Mobility subscriptions – The Company recognizes revenue on a straight-line basis over the subscription period.

i) Customer Credit: The Company does not have contractual provisions related to customer’s rights for services provided. However, the Company may issue, at its sole discretion, credits to customers for future rides when a customer is not satisfied by the services received. Credits are issued as Promotional Codes and they have a short expiration, usually within a week. The value of those credits is recorded as reduction of revenues when the credits are used by customers. Customer credits are not material to the Company’s operations.

ii) Chargebacks: The Company’s third-party payment processing provider processes chargebacks that are initiated by customers. The value of those credits is recorded as reduction of revenues when the chargeback is completed. Chargebacks are not material for years ended December 31, 2021, and 2020.

Revenue from Prepaid rides sold to customers are deferred and recognized when the ride takes place.

b)	Partnership fees: the partnership fees are mainly related to co-branding activities on Helbiz fleet and marketing campaigns on Mobility App. Those fees are recognized as revenues on a straight-line basis over the contractual period, in line with the satisfaction of the related performance obligations. During the contractual period, the Company is primarily responsible for fulfilling its obligations, which are: (i) to provide a space in the Mobility App visible by riders for the in-App marketing campaigns, or (ii) to co-brand the electric vehicles, for the co-branding activities.

Media Revenues

During 2021, the Company decided to enter into a new business line: the international distribution and broadcasting of media contents, including live sports events. As a result, the Company recorded revenues in the following streams:

-	Commercialization of Media rights (B2B)
-	Live Subscriptions (B2C)
-	Advertising fees

a)	Commercialization of Media rights (B2B): Media Revenues are mainly composed by international commercialization and distribution of media contents to media partners, in the Business to Business (“B2B") environment. In detail, the Company recorded revenues in connection with the commercialization of the rights to broadcast, outside of Italy, the Italian Lega Serie BKT football (“LNPB”).

The Company applied the following steps to achieve the core principle of ASC 606.

1. Identification of the Contract, or Contracts, with a Customer. The Company has signed an agreement with each media partner, who operates in the broadcast and media market.

2. Identification of the Performance Obligations in the Contract. The Company is responsible for delivering the media contents to the media partner. As a result, the Company identified only one performance obligation: the delivery of media contents to the media partner.

3. Determination of the Transaction Price. The Company analyzed the following criteria, using management judgement, to determine if the Company is acting as Principal or Agent in those transactions.

i) Controlling the goods or services before it is transferred to customers. The Company, in all active agreements, is the only entity responsible for providing the service to the media partners. In detail, the Company obtained the media contents rights from LNPB and controlled the rights, before entering into agreements with media partners. Additionally, based on the service agreements, the Company is the only responsible for providing the media contents to the media partners.

ii) Inventory Risk. ASC 606 clarifies that an entity might have inventory risk in a service arrangement if it is committed to pay the service provider even if the entity is unable to identify a customer to purchase the service. As described in the criteria “Controlling the goods or services before it is transferred to customers” the Company obtained the audiovisual rights from LNPB before entering into agreements with media partners.

iii) Discretion in establishing prices. Based on the agreement with LNPB, the Company has full discretion in determining the price and payment terms.

The Company concluded that it acts as Principal in those service agreements as it obtained control over the media content rights, it has inventory risk, and it has discretion in establishing the prices. As result, the Company is entitled to recognize the gross selling price as transaction price.

In addition, the Company excludes all sales taxes and withholding taxes required by governmental authorities from the measurement of the transaction price.

4. Allocation of the Transaction Price to the Performance Obligations in the Contract. As explained above, 2. Identification of the Performance Obligations in the Contract, the Company determined that the contract contains only one performance obligation, as a result, there is no allocation of the transaction price.

5. Recognition of Revenue when, or as, the Company Satisfies a Performance Obligation. The Company identified one performance obligation: the delivery of media contents. Revenues are recognized ratably over the licensing period in conjunction with the distribution of the media contents to the media partners.

b)	Live subscriptions (B2C): For the broadcasting of the media contents, the Company entered not only in the B2B environment but also in the Business to Customer (“B2C”) environment, through the launch of its entertainment App, Helbiz Live. In this environment, the subscriptions revenues are related to agreements with final customers. In detail, every time the customers accept the Terms of Conditions (“ToC”), included in the Helbiz Live App, and pay the monthly or annual fees the Company identified the presence of a formal agreement. The performance obligation related to the mentioned agreements is represented by the availability of the media contents to the final customer. As a result, in accordance with the principles described by ASC 606 “Revenue Requirements from Subscription Business”, the Company recognizes revenues over time by measuring the progress of occurrence of the media contents, toward complete satisfaction of the performance obligation.
c)	Advertising Fees: The advertising revenues are related to agreements with partners for advertising activities in the Company’s entertainment App: Helbiz Live. Those fees are recognized as revenues on a straight-line basis over the contractual period with the partner, in line with the satisfaction of the related performance obligation. In detail, the Company is only responsible for fulfilling its obligation to provide a space in the Helbiz Live App, during the live contents.

Other revenues

The Company also generated revenues from food delivery offerings and from a licensing agreement. Those fees are recognized as revenues on a straight-line basis over the contractual period, in line with the satisfaction of the related performance obligations, as defined in ASC 606.

Cost of revenues

Cost of revenues primarily consists of operative costs related to the Mobility and Live offerings.

-	Costs incurred in connection to Mobility offerings include but is not limited to: personnel-related costs, credit card processing fees, battery charging costs, electric vehicles repair and maintenance costs, van and warehouses under operating leases, data center and networking expenses, mobile device and service costs, ride insurance costs, depreciation of rental vehicles, amortization of platform development costs, amortization of Government relationships acquired through the acquisition of MiMoto, and certain direct costs and amortization related to the obtainment of operating licenses.

-	Costs incurred in connection to Live offerings includes contents licensing, access cost, licensing and credit cards processing fees.

Research and development

Research and development expenses primarily consist of personnel-related compensation costs for employees in engineering and product development, both internal and external. Such expenses include costs related to the Company’s technology initiatives, as well as expenses associated with ongoing improvements to existing products and platforms. Research and development expenses are expensed as incurred.

Sales and marketing

Sales and marketing expenses primarily consist of advertising expenses, business development expenses, customer support costs, product marketing costs, personnel-related compensation costs and depreciation expense of customer relationship acquired with the MiMoto’s acquisition. Sales and marketing costs are expensed as incurred.

General and administrative

General and administrative expenses primarily consist of personnel-related compensation costs, professional service fees, bank fees, depreciation expense of property and equipment other than rental vehicles or related to them, offices rent, administrative fees, D&O insurance, and other corporate costs.

Income Taxes

Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The Company periodically reviews the recoverability of deferred tax assets recorded on the consolidated balance sheet and provides valuation allowances as deemed necessary to reduce such deferred tax assets to the amount that will, more likely than not, be realized. A full valuation allowance was recorded against the deferred tax assets as of December 31, 2021, and 2020.

Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. In the event that the Company changes its determination of the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

The amount of deferred tax provided is calculated using tax rates enacted at the balance sheet date. The impact of tax law changes is recognized in periods when the change is enacted.

A two-step approach is applied in the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

The Company’s policy is to recognize interest and penalty expenses associated with uncertain tax positions as a component of income tax expense in the Consolidated statements of operations and comprehensive loss. As of December 31, 2021, and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of GAAP, which requires compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period. The Company accounts for forfeitures when they occur. The fair value of stock-based awards, granted or modified, is determined on the grant date at fair value, using appropriate valuation techniques.

Service-Based Awards

The Company records stock-based compensation expense for service-based stock options and restricted stock on a straight-line basis over the requisite service period. For stock options with only service-based vesting conditions, the Company utilizes Black-Scholes option-pricing model as valuation model, which incorporates the following assumptions:

-	Expected stock price volatility: the Company estimates the volatility of common stock on the date of grant based on the weighted-average historical stock price volatility of its own shares or comparable publicly traded companies in our industry group.

-	Expected term: it represents the period of time that the options are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the option.
-	Risk-free interest rate: based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected term.
-	Expected dividend yield: the Company has not paid and do not anticipate paying dividends on common stock, as a result is 0.0%.

For restricted stock, granted under the employee stock purchase plan, subject only to a service condition for vesting, the Company measures the awards based on the market price of its common stock at the grant date.

Performance-Based Awards

The Company has granted common stock that vest upon the satisfaction of a performance condition. The performance-based conditions generally are satisfied upon achieving specified performance targets, such as our financial or operating metrics, and/or the occurrence of a qualifying event, defined as the earlier of (i) the closing of certain specific liquidation or change in control transactions, or (ii) an initial public offering (“IPO”). The Company records stock-based compensation expense for performance-based equity awards only if performance-based conditions are considered probable to be satisfied.

Market-Based Awards

We have granted stock options that vest only upon the satisfaction of all the following conditions: service-based conditions, performance-based conditions, and market-based conditions. The performance-based condition is satisfied upon achieving specified performance targets, such as the occurrence of a qualifying event, as described above for performance-based awards. The market-based conditions are satisfied upon the achievement of specified Company’s market valuations.

For market-based awards, the Company determined the Business Combination date as the grant-date of the award. At the grant-date, the Company measured the fair value of the awards utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of a qualifying event, and expected capital raise percentage. The Company estimated the volatility of common stock on the date of grant based on the weighted-average historical stock price volatility of comparable publicly traded companies in its industry group. The Company estimated the expected term based on various exercise scenarios. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recorded stock-based compensation expense for market-based equity awards such as stock options on an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable to be satisfied. We determine the requisite service period by comparing the derived service period to achieve the market-based condition and the explicit service-based period, using the longer of the two service periods as the requisite service period.

Concentration of Credit Risk

Cash and cash equivalents, restricted cash are potentially subject to credit risk concentration. Cash and cash equivalents and restricted cash consist of cash deposits which typically exceed insured limits and are placed with international financial institutions. The Company has not experienced any material losses related to these concentrations during the periods presented.

Cash and Cash Equivalents

The Company maintains cash in bank deposits in different currencies, mainly the U.S. Dollar and Euro.

Foreign Currency

The Company has operations in foreign countries whose functional currency is the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate applicable during the period. Translation gains and losses are included as a component of accumulated other comprehensive loss in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in other income and expenses in the accompanying consolidated statements of operations and comprehensive loss when incurred.

Property and Equipment

Property and equipment consist of equipment, computers and software, furniture and fixtures, and rental escooters, ebikes and emopeds. Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method over the estimated useful life of the related asset. Depreciation for property and equipment commences once they are ready for our intended use. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.

The table below, shows the useful lives for the depreciation calculation using the straight-line method:

Equipment	5 years
Computers and Software	3 years
Furniture and fixtures	7 years
Rental ebikes	2 years
Rental escooters	1 – 1.5 years
Rental emopeds	4 years

Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the lease, or the useful life of the assets.

Vehicle Deposits

Vehicle Deposits consist of capital advances made in connection to purchase orders submitted to vehicle’s manufacturers. The Company analyzed the nature of the deposits and classified as non-current assets the deposits expected to be converted into fixed assets, such as new Mobility vehicles.

Acquisitions

The Company accounts for acquisitions of entities or asset groups that qualify as businesses using the acquisition method of accounting. In detail, the acquisition method required that the purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is tested for impairment on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of the reporting unit may be in excess of its fair value. As part of the annual goodwill impairment test, the Company first performs a qualitative assessment to determine whether further impairment testing is necessary. If, as a result of its qualitative assessment, it is more-likely-than-not that the fair value of the Company’s reporting unit is less than its carrying amount, the quantitative impairment test will be required. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test. During the annual qualitative assessment, no impairment loss has been identified for the periods presented.

Intangible assets, net

Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives, which range from one to three years. Intangible assets resulting from the acquisition of entities are accounted for using the purchase method of accounting based on management’s estimate of the fair value of assets received.

Intangible assets, net is mainly composed by operating permits and licenses awarded by the Company, which allow the Company to operate operating the sharing business. The Company tests intangible assets for impairment whenever events or changes in circumstances (qualitative indicators) indicate that intangible assets might be impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Such events and changes may include: significant changes in performance relative to expected operating results, changes in asset use, negative industry or economic trends, and changes in the Company’s business strategy. The Company measures recoverability of these assets first by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If such assets or asset groups are considered to be impaired, an impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset.

Fair Value of Financial Instruments and Fair Value Measurements

The Company determines the fair value of financial assets and liabilities using the fair value hierarchy established in the accounting standards. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 — Quoted prices in active markets for identical assets and liabilities.

Level 2— Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3— Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, warrants, convertible debts, equity compensation, common stocks, promissory notes, and accounts payable. Management believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debts approximate the fair value due to the short-term nature of those instruments. Warrants are classified as Level 3 in the fair value hierarchy as they are valued using significant unobservable inputs or data in inactive markets. The Company uses a third-party valuation specialist to assist management in its determination of the fair value of its Level 3. These fair value measurements are highly sensitive to changes in these significant unobservable inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

The fair value of the shares of common stock underlying the stock option has historically been determined by using a third-party valuation specialist to assist management in its determination. Management determines the fair value of the Company’s common stock by considering a number of objective and subjective factors including: the valuation of comparable companies, sales of redeemable convertible preferred stock to unrelated third parties, the Company’s operating and financial performance, the lack of liquidity of common stock, and general and industry specific economic outlook, amongst other factors.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Financial Liabilities

The Company accounts Financial Liabilities between Current and Non-current liabilities based on the re-payment terms and conditions.

At the issuance of each financial instrument the Company evaluates the presence of: embedded derivatives, beneficial conversion features, other instruments issued in conjunction of the financial transactions such as warrants. In case the Company identified more than one financial instrument or embedded derivatives, the Company allocates the gross proceeds, at issuance date. For subsequent measurement of embedded derivatives and warrants classified as liability the Company followed the applicable authoritative guidance which required subsequent adjustments of the instruments at fair value with impact on the Consolidated Statement of Operations.

Net Loss Per Share Attributable to Common Stockholders

The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in the Company’s losses.

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, net of shares of common stock held in escrow account. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Accounting Pronouncement Adopted in the Current Year

In January 2020, the FASB issued ASU No. 2020-01, "Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815", which clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting under Topic 323, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. Effective on January 1, 2021, the Company adopted this standard, which did not have a material impact on the consolidated financial statements.

Accounting Pronouncements Issued but Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The lease assets and liabilities to be recognized are both measured initially based on the present value of the lease payments. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This update is effective for annual periods beginning January 1, 2022, and interim periods beginning January 1, 2023, with early adoption permitted. The Company plans to adopt this standard as of the effective date for private companies using the modified retrospective approach of all leases entered into before the effective date. While the Company is currently reviewing its lease portfolio and evaluating and interpreting the requirements under the new guidance, including available accounting policy elections, it expects that its non-cancellable operating lease commitments will be subject to the new guidance and recognized as right-of-use assets and operating lease liabilities on the Company’s consolidated balance sheets. The Company is currently assessing the impact of this accounting standard on its shared vehicles revenues and rental leases.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. This new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years with early adoption permitted. The Company will adopt this standard effective January 1, 2022, using the modified retrospective method. In the consolidated balance sheets, the adoption of this new guidance is estimated to result in:

-	an increase of approximately $3.4 million to the total carrying value of the convertible notes to reflect the full principal amount of the convertible notes outstanding net of issuance costs,
-	a reduction of approximately $4.2 million to additional paid-in capital to remove the equity component separately recorded for the beneficial conversion features associated with the convertible notes, and
-	a cumulative-effect adjustment of approximately $0.8 million to the beginning balance of accumulated deficit as of January 1, 2022.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, (“ASU 2021-04”) which clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, ASU 2021-04 requires the issuer to treat a modification of an equity-classified warrant as an exchange of the original warrant. The difference between the fair value of the modified warrant and the fair value of the warrant immediately before modification is then recognized as an issuance cost or discount of the related transaction. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. ASU 2021-04 should be applied prospectively to modifications or exchanges occurring after the effective date. Either the full or modified retrospective adoption method is allowed. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-8, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, creating an exception to the recognition and measurement principles in ASC 805, Business Combinations. The amendments require an acquirer to use the guidance in ASC 606, Revenue from Contracts with Customers, rather than using fair value, when recognizing and measuring contract assets and contract liabilities related to customer contracts assumed in a business combination. In addition, the amendments clarify that all contracts requiring the recognition of assets and liabilities in accordance with the guidance in ASC 606, such as contract liabilities derived from the sale of nonfinancial assets within the scope of ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, fall within the scope of the amended guidance in ASC 805. This new standard will be effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.

3. MiMoto Smart Mobility S.r.l. – Acquisition

On April 1, 2021 (“Acquisition date”), the Company acquired 100% of the equity interest of MiMoto Smart Mobility S.r.l. (“MiMoto”), a dockless e-moped sharing private company based in Milan, Italy. The acquisition is expected to contribute to the growth of the Company’s core business through the offering of e-moped solution to riders.

The acquisition of MiMoto has been accounted for as a business combination. The purchase price of the acquisition has been estimated to $12,544 (paid in 1,057,740 shares of the Company’s common stock assuming a retroactive application of the conversion ratio, and $2,155 in cash). The fair value of the Company’s Common Stocks issued to MiMoto shareholders have been estimated assuming a “Public Company scenario”. The Company assigned a 100% probability to the mentioned scenario. The Company valued the estimated equity value at listing date using a discount rate, derived from the capital asset pricing model (“CAPM”). On April 1, 2021, the discount rate applied was 7.4% and the equity value estimate was driven from the trading price of GRNV stock and expected conversion ratio with Helbiz common shares. Fair value measurements are highly sensitive to changes in these inputs; significant changes in these inputs would result in a significantly higher or lower fair value.

The following table summarizes the allocation of the fair value of the assets acquired and liabilities assumed, prepared with the assistance of a valuation specialist, at the Closing Date, April 1, 2021.

Government relationships	$1,870
Customer relationships	887
Other current Assets	169
Cash and cash equivalents	168
Security Deposits	143
Property and Equipment, net	111
Account Receivables	62
Other non-current Assets	11
Total identifiable assets acquired	$3,421
Deferred tax liabilities	(184)
Financial liabilities	(920)
Other liabilities	(928)
Total Liabilities assumed	$(2,032)
Goodwill	11,155
Total acquisition consideration	$12,544

Acquisition costs were immaterial and are included in general and administrative expenses in the consolidated statements of operations.

Goodwill - not deductible for tax purpose - is primarily attributable to the expected synergies and monetization opportunities arising from the acquisition, including the ability to obtain further licenses in the electric sharing environment and gain efficiencies with the use of MiMoto’s know-how, technology, and existing processes. Being MiMoto a foreign subsidiary where the local currency (Euro) represents the functional currency, the Company recorded a negative translation adjustment of $459 on the Goodwill, as separate component of accumulated other comprehensive loss for the year ended on December 31, 2021.

Government relationships and Customer relationships accounted as Intangible Assets are amortized on a straight-line basis over their estimated useful life, 3 years. Government relationships represent the operating e-mopeds sharing agreements with municipalities, entered by MiMoto in previous years. Customer relationships represent the customer based owned by MiMoto through its platform.
F-21

The results of operations for the acquired business have been included in the consolidated statements of operations for the period after the Company's acquisition of MiMoto: April 1, 2021.

Revenues and Net Loss of MiMoto included in the Company’s consolidated statement of operations from the acquisition date through December 31, 2021, are as follows.

For the period April 1, 2021, to December 31, 2021
Revenues	$804
Net Loss	(1,470)

Pro forma consolidated revenues and earnings for the twelve months ended December 31, 2021, and December 31, 2020, calculated as if MiMoto had been acquired as of January 1, 2020, are as follows.

	(unaudited) Year Ended December 31,
	2021	2020
Revenues	$13,019	$5,443
Net Loss	(72,652)	(26,472)

The pro forma adjustments reflect the transaction accounting adjustments, in accordance with U.S. GAAP. No autonomous entity adjustments have been identified and recorded as pro forma adjustments. Additionally, the pro forma adjustments do not reflect management’s adjustments for potential synergies and dis-synergies. The pro forma combined financial statements do not necessarily reflect what the combined results of operations would have been had the acquisition occurred on the dates indicated. In detail, the pro forma adjustments are mainly related to the amortization of Government and Customer relationships, alignment of MiMoto accounting policies to the Company’s accounting policies and elimination of intercompany transactions. They also may not be useful in predicting the future results of operations of the combined company. The actual results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

4. GreenVision Acquisition Corp. – Reverse Merger

On August 12, 2021 (the “Closing Date”), the business combination between Helbiz and GRNV was closed. In connection with the execution of the business combination GRNV closed a PIPE Investment by entering into subscription agreements with investors for an aggregate of 2,650,000 GRNV units at $10.00 per unit, amounted to $26.5 million of gross proceeds, of which proceeds $5 million was in the form of cancelation of Helbiz Holdings Inc. promissory notes. Each unit consisted of one Class A Common Stock and a warrant to purchase one Class A Common Stock exercisable at $11.50.

As a result of the aforementioned business combination, each Helbiz Holdings share, and stock option issued and outstanding immediately prior to the business combination date were canceled and automatically converted into the right to receive 4.63 (the “conversion ratio”) GRNV shares or stock options of the respective class.

The business combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded. Based on the analysis performed, GRNV is treated as the “acquired” company for financial reporting purposes. This determination was based primarily on Helbiz Holdings having the ability to appoint a majority of the initial Board of the combined entity, Helbiz Holdings’ senior management comprising the majority of the senior management of the combined company, and the ongoing operations of Helbiz Holdings comprising the ongoing operations of the combined company. Accordingly, for accounting purposes, the business combination was treated as the equivalent of Helbiz issuing shares for the net assets of GRNV, accompanied by a recapitalization.

The following table summarizes the Company’s net assets acquired through the consummation of the business combination on August 12, 2021.

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

The Liabilities assumed by Helbiz as result of the business combination are mainly related to the Warrants classified as Liabilities and amounted to $1,958 on August 12, 2021. The Warrant liabilities are composed of the following:

(a)	2,100,000 Private Warrants issued to GRNV Sponsors (“GRNV Sponsor Private Warrants”). Each Private Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, (see Note 14. Current and Non-current Financial liabilities, net). At the closing date, the fair value of these Private Warrants recorded as a liability were $1,829.
(b)	287,500 Private Warrants issued to GRNV’s underwriter, I-Bankers Securities, Inc. (“GRNV Underwriter Private Warrants”). Each Private Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $12.00 per share, (see Note 14. Current and Non-current Financial liabilities, net). At the closing date, the fair value of the 287,500 Private Warrants recorded as liability was $129.

5. Revenue Recognition

The table below shows the revenues breakdown for the year ended on December 31, 2021, and on December 31, 2020.

	Year Ended December 31,
	2021	2020
Mobility Revenues	$9,907	$4,208
Pay per ride	7,793	3,354
Mobility Subscriptions	1,450	419
Partnerships fees	664	435
Media Revenues	$2,770	—
Commercialization of Media rights (B2B)	1,961	—
Advertising fees	502	—
Live subscriptions (B2C)	307	—
Other Revenues	$156	$210
Total Revenues	$12,834	$4,418

The table below shows the Deferred revenues roll-forward from January 1, 2020, to December 31, 2020, and from December 31, 2020, to December 31, 2021.

Deferred Revenues	December 31, 2019	Additions	2020 Revenues	FX rate Adj	December 31, 2020

Mobility	362	2,001	(2,217)		146
Other	216	—	(205)	(11)	—
Total	$578	$2,001	$(2,422)	$(11)	$146

Deferred Revenues	December 31, 2020	Additions	2021 Revenues	FX rate Adj	December 31, 2021

Mobility	146	4,029	(2,996)	4	1,183
Media	—	402	—	—	402
Total	$146	$4,431	$(2,996)	$4	$1,585

Deferred revenues related to prepaid customer wallet will be recorded as Mobility Revenues when riders will take a ride or make a subscription, while deferred revenues related to Media will be mainly recorded as Revenues in the first six months of 2022.

6. Contract assets – Media rights

As of December 31, 2021, contract assets amounted to $2,758 are composed by media rights to commercialize and broadcast sport events (live and highlights). The table below shows the Contract assets roll-forward from December 31, 2020, to December 31, 2021.

Contract assets	December 31, 2020	Additions	2021 COGS	December 31, 2021

Media	—	10,811	(8,053)	2,758
Total	$—	$10,811	$(8,053)	$2,758

7. Prepaid and other current assets

Prepaid and other current assets consist of the following:

	Year Ended December 31,
	2021	2020
D&O Insurance	$3,133	$—
VAT	2,992	169
Prepaid	1,448	671
Other current assets	99	326
Total prepaid and other current assets	$7,672	$1,166

Prepaid and other current assets include:

•	D&O Insurance related to one-year agreements entered with third-party underwriters on August 12, 2021
•	VAT receivables mainly related to the Italian VAT (22%), recorded by Media business line, in conjunction with the payments of the Media licensing agreement

8. Property, equipment and deposits, net

Property, equipment and deposits, net consist of the following:

	December 31,	December 30,
	2021	2020
Sharing electric vehicles	$9,348	$5,093
Furniture, fixtures, and equipment	1,714	545
Computers and software	1,020	875
Leasehold improvements	116	81
Total property and equipment, gross	12,198	6,594
Less: accumulated depreciation	(7,510)	(2,871)
Total property and equipment, net	$4,688	$3,723
Vehicle deposits	2,928	—
Total property, equipment and deposits, net	$7,616	$3,723

As of December 31, 2021, vehicle deposits amounted to $2,928, they are mainly composed of down payments for e-mopeds and e-bikes that are expected to be delivered in the first half of 2022.

The following table summarizes the loss on disposal and depreciation expenses recorded in the consolidated statement of operations for the years ended on December 31, 2021, and 2020.

	Year Ended December 31,
	2021	2020
Cost of revenues	$5,627	$2,784
General & administrative	291	108
Total depreciation and loss on disposal expenses	$5,918	$2,892

9. Intangible assets, net

Intangible assets consist of the following:

	December 31,	December 31,
	2021	2020
Government Relationships	1,804	—
Customer Relationships	855	—
Licenses	639	438
Other Intangible assets	63	44
Total Intangible assets, Gross	$3,361	$482
Less: accumulated amortization	(1,286)	(315)
Total Intangible assets, net	$2,075	$167

Government relationships and customer relationships are related to the MiMoto acquisition, refer to Note 3. MiMoto Smart Mobility S.r.l. – Acquisition, for further information.

The following table summarizes the amortization expenses recorded in the consolidated statement of operations, for the year ended on December 31, 2021, and 2020.

	Year Ended December 31,
	2021	2020
Cost of revenues	$880	$298
Sales & marketing	215	—
General & administrative	6	3
Total Amortization expenses	$1,101	$301

10. Other Assets

Other assets consist of the following:

	December 31,	December 31,
	2021	2020
Security Deposits	1,102	418
Restricted cash	110	33
Total Other Assets	$1,212	$451

Restricted cash amounts for the periods presented are related to an irrevocable Letter of Credit (LOC) issued by a US bank, in favor of the landlord of the Company’s New York Office.

11. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	December 31,
	2021	2020
Payroll Liabilities	$2,496	$1,007
Accrued Expenses	1,242	36
Others	68	30
Total accrued expenses and other current liabilities	$3,806	$1,073

12. Fair value measurements

The following tables summarize the fair value hierarchy of the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2021, and December 31, 2020.

		December 31, 2021
	Fair Value	Total	Level 1	Level 2	Level 3
GRNV Sponsor Private Warrants	$0.76 each	$1,596	—	—	$1,596
Total		$1,596	$—	$—	$1,596

		December 31, 2020
	Fair Value	Total	Level 1	Level 2	Level 3
2020 Warrant Purchase Agreement	$26.19 each	$6,439	—	—	$6,439
Total		$6,439	$—	$—	$6,439

Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Refer to Note 13. Liability warrants for further details regarding the assumptions used for estimating the Level 3 fair value.

13. Liability warrants

The Company’s Warrants, classified as a liability, consisted of the following:

	December 31,	December 31,
	2021	2020
GRNV Sponsor Private Warrants	$1,596	$—
2020 Warrant Purchase Agreement	—	6,439
Total Liability warrants	$1,596	$6,439

 The tables below show the warrant liabilities roll-forward from January 1, 2020, to December 31, 2020, and from December 31, 2021, to the year ended December 31, 2021.

Warrant liabilities	January 1, 2020	Issuance (fair value)	Change in fair value	Exercise/Settlement (fair value)	December 31, 2020

2019 Warrant Purchase Agreement	1,929	—	(1,118)	(811)	—
2020 Warrant Purchase Agreement	—	1,622	4,817	—	6,439
Other libiliaty warrants	334	273	363	(970)	—
Total	$2,263	$1,895	$4,062	$(1,781)	$6,439

Warrant liabilities	December 31, 2020	Issuance (fair value) on August 12, 2021	Change in fair value	Exercise (fair value)	December 31, 2021

2020 Warrant Purchase Agreement	6,439	—	4,128	(10,567)	—
GRNV Underwriter’s Warrants	—	129	4,537	(4,666)	—
GRNV Sponsor Private Warrants	—	1,829	(233)	—	1,596
Total	$6,439	$1,958	$8,432	$(15,233)	$1,596

GRNV Sponsor Private Warrants

The Company assumed 2,100,000 GRNV Sponsor Private Warrants on August 12, 2021, as a result of the business combination with GRNV. The mentioned warrants are identical to the Public Warrants (refer to Note 16. Common stock) underlying the Units sold in the GRNV Initial Public Offering and PIPE transaction, except for the following: they will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. In detail, if the GRNV Sponsor Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the GRNV Sponsor Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Based on the above non-redeemable feature, GRNV Sponsor Private Warrants are accounted as liability and categorized as Level 3 financial liabilities for the absence of an active market.

As of December 31, 2021, the fair value of each GRNV Sponsor Private Warrant amounted to $0.76, was determined using the Black-Scholes option-pricing model with the following assumptions.

	December 31,
	2021	2020
Remaining term (in years)	4.62	—
Expected volatility	40%	—%
Risk-free interest rate	1.2%	—%
Expected dividend yield	—%	—%

GRNV Underwriter Private Warrants

The Company assumed the 287,500 GRNV Underwriter Private Warrants on August 12, 2021, as a result of the business combination with GRNV. On September 21, 2021, the investor exercised all the 287,500 warrants on a cashless basis, and Helbiz issued 165,290 Class A Common Shares.

As of the exercise date September 21, 2021, the fair value of each GRNV Underwriter Private Warrant amounted to $16.23, was determined using the Black-Scholes option-pricing model with the following assumptions.

Exercise date September 21, 2021
Remaining term (in years)	3.17
Expected volatility	17.5%
Risk-free interest rate	0.5%
Expected dividend yield	—%

2020 Warrant Purchase Agreements

On March 26, 2021, the investors exercised the 2020 Warrant Purchase Agreement and the Company issued 232,141 Class A Common Shares. At exercise date, the Company recorded $4,127, in the consolidated statement of operations.

14. Current and Non-current Financial liabilities, net

The Company’s Financial liabilities consisted of the following:

	Interest Rate	Maturity Date		December 31, 2021(1)	December 31, 2020(1)
2021 Convertible Debts, net	5%	2022	(2)	23,568	—
Of which principal and accumulated interest expenses				30,291	—
Of which unamortized debt discounts and debt issuance costs				(6,723)	—
Secured Long Term Loan, net	12.7%	2023		13,290	—
Long Term Loan, net	4.5%	2026		3,690	3,941
Long Term Loan, net	5.4%	2024		1,937	—
Other financial liabilities	2.6%	Varias		1,045	238
Promissory Notes	18%	2021		—	587
Promissory Notes	8%	2021		—	429
Revolving Credit	9%	2021		—	1,694
Total Financial Liabilities, net				43,530	6,889
Of which classified as Current Financial Liabilities, net				25,473	2,861
Of which classified as Non-Current Financial Liabilities, net				18,057	4,028

(1)	The amounts include principal and accumulated interests.
(2)	Convertible debts have three maturity dates: 10.12.2022 – 10.28.2022 – 11.12.2022

As of December 31, 2021, the Company expects to settle the principal of the financial liabilities outstanding based on the following annual re-payment schedule. The principal of the 2021 Convertible debts, amounted to $30 million, has been categorized in 2022 repayments, without considering the impact of a conversion.

Year ending December 31:
2022	$31,918
2023	16,906
2024	1,252
2025	957
Thereafter	851
Total future repayments of principal	$51,884

The table below shows the financial liabilities’ impact on the statements of operations, Interest expense, net account, related to the for the year ended on December 31, 2021, and December 31, 2020.

Schedule of Interest expenses, net	Year Ended December 31,
	2021	2020
2021 Convertible debts	$2,063	$—
Of which Amortization of debt discount and issuance costs related to 2021 Convertible Debts	1,772	—
Of which Interest expenses related to 2021 Convertible Debts	291	—
Secured Long Term Loan	1,342	—
Other financial liabilities	854	2,144
Total Interest expenses related to Financial liabilities	$4,259	$2,144
Other interest expenses not related to Financial liabilities	32	88
Total Interest expenses, net	$4,291	$2,232

2021 Convertible Debts

On October 12, 2021 (“closing date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with YA II, Ltd. (the “Note holder”), pursuant to the terms of the SPA, the Company issued to the Note holder the followings: (i) 150,000 shares of Class A common stock as a commitment fee, at closing date (ii) a first convertible note in the principal amount of $15 million, at closing date (iii) 1,000,000 Warrants to buy 1,000,000 Class A common shares with an exercise price of $20.00 per share, at closing date and five years as expiration date, (iv) a second convertible note in the principal amount of $10 million, issued on October 27, 2021, and (v) a third convertible note in the principal amount of $5 million, issued on November 12, 2021. In exchange for the issuances of the commitment Shares, the three convertible notes and the warrants, the Company received from the Note holder proceeds of $30 million.

Each of the three convertible note matures on the one-year anniversary date of the issuance of such convertible note and bears interest at a rate of 5% per annum. In case of an event of default under the convertible notes, the interest rate increases to 15% per annum.

The three convertible notes are convertible by the Note holder upon issuance. The conversion price will be lower of $20.00 or 92.5% of the lowest daily volume-weighted average price of the Class A Common Stock during the five consecutive trading days immediately preceding the conversion date, provided that the conversion price may not be less than the Floor Price, settled as $10.00 for the first note, $8.25 for the second note and $8.55 for the third note. The Company can reset the Floor Prices any time after the issuance.

Based on the SPA, the Company is required to pay a redemption premium in two circumstances: if the Company redeems the convertible notes prior to maturity, the Company must pay a redemption fee equal to 10% of the principal amount being redeemed thereafter. Alternatively, the Company is required to start making monthly payments if 90 days after the issuance, the daily volume-weighted average is less than the Floor Price ($10.00 for the first note, $8.25 for the second note and $8.55 for the third note) for ten trading days during a period of 15 consecutive trading days (the “Triggering Date”). Each monthly payment shall be in an amount equal to the sum of (i) the principal amount outstanding as of the Triggering Date divided by the number of such monthly payments until maturity, (ii) a redemption premium of 10% of such principal amount and (iii) accrued and unpaid interest hereunder as of each payment date. Under certain circumstances, such payments after a Triggering Date may no longer be required. In detail, the Company obligation to make monthly payments cease if (i) any time after the Triggering date the Company reset the Floor Price. The maximum value of the redemption premium is $3,000,000.

At the issuance dates of the Convertible Notes, the Company separated the Convertible Notes into a liability and equity components.

In detail, at the issuance of the convertible notes, the Company determined the fair value of:

(i)	1,000,000 warrants issued. The fair value of each warrant was $2.64, and it is based on the following assumptions: risk free rate 1.08%, volatility 48% and remaining term 5.00 years;
(ii)	150,000 commitment shares issued. The fair value of each share was $10.65, based on the closing price of Company’s common stock at the issuance date; and

(iii)	convertible notes fair value has been approximated with their principal amount, $30 million due to the short term.

The Company allocated the gross proceeds between the Convertible Note - classified as Current liability - and the warrants - classified as equity component with no subsequent re-measurement - based upon their relative fair values. Additionally, the Company recorded the following debt discounts related to the Convertible notes:

a)	A beneficial conversion feature embedded (“BCF”) in the Convertible Notes, amounted to $4,186. The BCF has been determined by its intrinsic value at closing date, bifurcated from the host liability, and accounted as equity with no subsequent re-measurement;
b)	The fair value of the 150,000 commitment shares, amounted to $1,598. It also represents an equity component recorded at closing date with no subsequent re-measurement; and
c)	Issuance costs mainly related to legal fees, amounted to $466 ($210 cash and $256 issuance of common shares).

The equity components recorded are not remeasured as long as they continue to meet the conditions for equity classification.

The difference between the principal amounts of the Convertible Notes and the liability components ("debt discount") is amortized to interest expense over the contractual term of the notes.

During 2021, the Company did not make any payment or resettle the Floor Prices for the Convertible Notes, refer to Note 23. Subsequent Events for further details over the convertible notes’ activities after December 31, 2021.

12.7% Secured Long Term Loan

On March 23, 2021, the Company entered into a $15,000 secured term loan facility with an institutional lender. The loan agreement has a maturity date of December 1, 2023, with a prepayment option for the Company after 12 months. At inception, the company prepaid interests and an insurance premium for $2,783.

As of December 31, 2021, the Company accounted the loan as Non-Current Financial liabilities net of intermediary fees and bank fees.

4.5% Long-term loan

On November 5, 2020, the Company, through one of its wholly-owned Italian subsidiaries, obtained a loan for Euro 3,500 from an Italian bank. The Company accounted the loan between Current and Non-Current Financial liabilities based on the repayment terms. During the years ended on December 31, 2021, and 2020, the Company re-paid $59 (Euro 52) and $0 of the principal amount, respectively; in line with the re-payment plan.

5.4% Long-term loan

On March 15, 2021, the Company, through one of its wholly-owned Italian subsidiaries, obtained a loan for Euro 2,000 from an Italian bank. As of December 31, 2020, the Company accounted the loan as Non-Current Financial liabilities net of intermediary fees and bank fees. The Company accounted the loan between Current and Non-Current Financial liabilities based on the repayment terms. During the year ended on December 31, 2021, the Company re-paid $216 (Euro 190) of the principal amount, in line with the re-payment plan.

Debt extinguished during 2021

8% Promissory notes

On June 18, 2021, and July 1, 2021, the Company entered into two unsecured promissory note agreements with an Helbiz shareholder for cumulative proceeds of $5,000. On August 12, 2021, the Company consummated the business combination with GRNV and concurrently settle the $5,000 debt through the issuance of 500,000 GreenVision PIPE units.

On March 4, 2020, and on April 3, 2020, the Company entered into two 8% unsecured promissory note agreements for cumulative proceeds of $400. On August 26, 2021, the Company fully repaid the two 8% unsecured promissory notes

0% CEO Promissory notes – Related Party

During May and June 2021, Helbiz Chief Executive Officer, has lent Helbiz, funds on an interest-free basis for cumulative gross proceeds of $2,010 through Promissory Notes. On August 16, 2021, the Company repaid the principal of the 0% CEO Promissory Notes.

Revolving Credit

In March 2018, the Company entered into an unsecured Senior Revolving Credit Agreement. On March 24, 2021, the Company re-paid the Revolving Credit and the accumulated interests and closed the Revolving Credit line.

18% Promissory Notes

On May 25, 2020, the Company entered into two 18% promissory note agreements. The two promissory notes have a cumulative principal of $2,000. On March 24, 2021, the Company early re-paid the remaining outstanding balance, including accumulated interests.

15. Commitments and Contingencies

Leases

The Company entered into various non-cancellable operating lease agreements for office facilities, permit and brand licensing, e-mopeds leases, corporate vehicles’ licensing, and corporate housing with lease periods expiring through 2024. These agreements require the payment of certain operating expenses, such as non-refundable taxes, repairs and insurance and contain renewal and escalation clauses. The terms of the leases provide for payments on a monthly basis and sometimes on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

Future annual minimum lease payments as of December 31, 2021, are as follows:

Amount
Year ending December 31:
2022	$1,665
2023	489
2024	45
Thereafter	—
Total	$2,199

Lease expenses under operating leases were $5,203 for the year ended on December 31, 2021, and $1,216 for the year ended on December 31, 2020. In detail, the 2021 lease expenses are highly impacted by a non-recurring annual lease agreement entered with Skip Transport, Inc on Jauary 1, 2021, for a cumulative amount recorded as Cost of Revenues of $2,750. Based on the mentioned lease agreement, the Company leased: (i) the transportation license to operate e-scooters in Washington D.C, and (ii) Skip’s mobile application in specific areas.

Media rights – Purchase Commitments

During 2021, the Company decided to enter into a new business line: the acquisition, commercialization and distribution of contents including live sport events to media partners and final viewers. In order to commercialize and broadcast media contents, the Company entered into non-cancellable Content licensing and Service agreements with multiple partners such as LNPB. These agreements require the payment of certain fees and contain renewal and escalation clauses. The terms of the agreements provide for payments on a periodical basis and on a graduated scale. The Company recognizes expense on a straight-line basis over the agreement period and has accrued for expense incurred but not paid.

Future annual minimum payments related to Media rights’ agreements as of December 31, 2021, are as follows. All the agreements are in Euro, in order to calculate the future annual minimum payments, the Euro payments are exchanged in Dollar using the 2021 average exchange rate.

Amount
Year ending December 31:
2022	$18,358
2023	18,588
2024	9,498
Thereafter	—
Total	$46,443

Content licensing expenses, recorded as Cost of Revenues, were $9,415 for the year ended on December 31, 2021.

Miami FC – Sponsorship Commitments

The Company entered into an agreement with Miami FC for the sponsorship of four United Soccer League (“USL”) Championship Seasons. The agreement expires upon the conclusion of the Miami FC’s 2023 USL Championship season. The Company may terminate the agreement, with at least 180 days’ notice, if the Company ceases operations in the South Florida Market or if the United Soccer League Championship is terminated or reduces its schedule of games per season to 30 or less.

Future annual minimum sponsorship payments as of December 31, 2021, are as follows:

Amount
Year ending December 31:
2022	$525
2023	650
2024	—
Thereafter	—
Total	$1,175

Litigation

There are currently no material legal proceedings against or that have been against the Company. The Company does not disclose the litigation with a remote possibility of an unfavorable outcome.

16. Common Stock

As of December 31, 2021, the Company’s charter authorized the issuance of up to 285,774,102 of Class A common shares of common stock at $0.0001 par value per share, 14,225,898 of Class B common shares of common stock at $0.00001 par value per share and 100,000,000 shares of preferred stock at $0.00001 par value per share.

Holders of shares of Class A Common Stock will be entitled to cast one vote per share and holders of shares of Class B Common Stock will be entitled to cast the lesser of (a) ten votes per share of Class B common stock or (b) such number of votes per share as shall equal the ratio necessary so that the votes of all outstanding shares of Class B Common Stock shall equal sixty percent (60%) of all shares of Class A Common Stock and shares of Class B Common Stock entitled to vote as of the applicable record date on each matter properly submitted to stockholders entitled to vote. At the Closing Date, an aggregate of 1,600,000 shares of Helbiz Class B common stock issuable to the Helbiz CEO and Founder, Salvatore Palella, were deposited into a third-party escrow account to serve as Helbiz’s exclusive security for the Founder’s obligation to indemnify Helbiz under the Merger Agreement. The survival period for such indemnification is 12 months from the business combination date.

17. Equity warrants

As of December 31, 2021, the Company has the following outstanding warrants classified as equity component: 7,736,416 Public Warrants and 1,000,000 Convertible Note Warrants.

The tables below show the equity warrant roll-forward from January 1, 2020, to December 31, 2020, and from December 31, 2021, to the year ended December 31, 2021.

	Options Outstanding, number of shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)
As of December 31, 2019	—	—	—
Issued	479,179	$5.01
Exercised	(479,179)	$5.01
As of December 31, 2020	—	—	—
Issued (1)	1,000,000	$20.00	5.00
Assumed from GRNV	8,400,000	$11.50	5.00
Exercised	(663,584)	$11.50
As of December 31, 2021	8,736,416	$12.47	4.53
(1)	1,000,000 Warrants issued represent the Convertible Note warrants issued on October 12, 2021. Refer to Note 14 Current and Non-Current Financial Liabilities, net.

Public Warrants

As of the business combination date August 12, 2021, the Public Warrants outstanding were 8,400,000 with a strike price of $11.50. On September 23, 2021, the Public Warrants became exercisable for cash by the effectiveness of a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants. During October 2021, the Company received exercise notices for 663,584 Public Warrants, based on which it issued 663,584 Class A Common Shares for a total proceed of $7,631. As a result, the Public Warrants outstanding as of December 31, 2021, are 7,736,416.

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

18. Share based compensation

The Company has three equity compensation plans for the issuance of shares of Company’s Class A common stock to employees, officers, and directors of the Company: the 2020 Equity Incentive Plan (2020 Plan), the 2020 CEO Performance Award, and 2021 Omnibus Incentive Plan (2021 Plan), which have all been approved by the Company’s shareholders.

These plans provide for the issuance of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), SARs, restricted stock, RSUs, performance-based awards, and other awards. Following the Company’s business combination with GRNV, the Company only issued awards under the 2021 Plan, and no additional awards will be granted under 2020 Plan and 2020 CEO Performance Award.

The following table summarizes the Company’s shares of Class A common stock reserved for future issuance as of December 31, 2021, no Class B common stocks have been reserved for issuance.

December 31, 2021
Remaining shares available for future issuance under 2021 Omnibus Incentive Plan	389,129

2020 Equity Incentive Plan

On April 1, 2020, the Company adopted the 2020 Equity Incentive Plan (2020 Plan) under which the Company may issue options to purchase its common stock to selected employees, officers, and director of the Company. Upon original approval, the Company reserved 1,600,000 shares of the Company’s common stock for issuance under the 2020 Plan. Under the 2020 Plan, nonqualified stock options are to be granted at a price that is not less than 100% of the fair value of the underlying common stock at the date of grant. Stock options vest between 25% and 50% on the first anniversary of the date of grant and ratably each month over the ensuing 36-month period. The maximum term for stock options granted under the 2020 Plan might not exceed ten years from the date of grant. The entire 2020 Plan has been granted by previously hired employees, officers, and Director.

On August 12, 2021, the 2020 Plan has been assumed by GRNV and the 1,600,000 options to buy 1,600,000 Helbiz Holding’s Class A common shares became 7,409,701 options to buy shares of Helbiz’ s (GRNV) Class A Common Shares, the conversion has been made using the Conversion ratio.

2020 CEO Performance Award

On April 1, 2020, the Company adopted the 2020 CEO Performance Award under which the Company issued options to purchase its Class A common stock to its CEO and Founder. The Company reserved 600,000 shares of the Company’s common stock for issuance under the 2020 CEO Performance Award. Under the 2020 CEO Performance Award, nonqualified stock options are granted at IPO price. The Company considers August 12, 2021, as the Grant Date for the 600,000 stock options issued under the Plan.

The CEO Performance Awards vests upon the satisfaction of all three of the following conditions: (i) a service condition, (ii) a market condition, and (iii) a performance condition. The service condition is satisfied over a period of ten years. The performance condition is considered satisfied on August 12, 2021, with the business combination with GRNV. The market condition will be satisfied in 20 different tranches, with each related to a certain Market capitalization Milestone. The lowest tranche is $500 million the highest is $100 billion. No shares under the CEO Performance Award are considered vested as of the Company’s listing.

2021 Omnibus Incentive Plan

On August 12, 2021, the Company adopted the 2021 Omnibus Incentive Plan (2021 Plan) under which the Company may issue equity incentives to selected employees, officers, and director of the Company. The 2021 Plan permits the grant of Incentive Stock Options, Non-statutory Stock Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Performance Units and Performance Shares.

Under the 2021 Plan, stock options are to be granted at a price that is not less than 100% of the fair value of the underlying common stock at the date of grant. Awards for employee vest 25% on the first anniversary of the date of grant and ratably each month over the ensuing 36-month period. Awards for independent board member vest ratably each quarter over the ensuing 4-quarter period. The maximum term for stock options granted under the 2021 Plan might not exceed ten years from the date of grant.

Upon original approval, the Company reserved 839,129 shares of the Company’s Class A common stock for issuance under the 2021 Plan.
F-35

Common Stocks issued outside equity incentive Plans - in exchange for services rendered

During the twelve months ended December 31, 2021, and December 31, 2020, the Board of Directors approved the issuance of Class A Common Shares to Company’s third-party consultants in exchange for professional services rendered. The summary of Class A common shares issued to consultants and the related fair value at issuance is as follows.

	Number of Class A Common Shares	Weighted Average Fair value
As of December 31, 2019	—	—
Granted	120,002	$4.39
Vested and issued	(120,002)	$4.39
Canceled and forfeited	—	—
As of December 31, 2020	—	—
Granted	436,226	$10.02
Vested and issued	(436,226)	$10.02
Canceled and forfeited	—	—
As of December 31, 2021	—	—

A portion of the mentioned Common Shares issued during the 2021 and 2020: 30,720 and 97,908, respectively, are related to: (i) a financial advisor for services rendered in conjunction with private placements, and (ii) Company’s SEC legal counsel for legal services rendered in conjunction with the issuance of the 2021 Convertible Debt. The Company allocated the fair value of the Common Shares issued to the mentioned consultants, as discount of the gross proceeds received for the private placements and the Convertible debt. The fair value of those Common shares was $329 and $430, for the year ended December 31, 2021, and December 31, 2020, respectively.

The remaining 62,086 Common Shares issued during the twelve months of 2021 and the 22,094 issued during the twelve months of 2020 have been recorded in the consolidated statements of operations, based on the services rendered.

Stock Options

The summary of stock option activities for all the Company’s Equity incentive plans is as follows.

	Options Outstanding, number of shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of December 31, 2019	—	—		—
Granted	7,415,262	$2.16
Exercised	—	—
Canceled and forfeited	(5,561)	2.16
As of December 31, 2020	7,409,701	$2.16	9.25	$25,868
Granted	825,000	8.14
Exercised	—	—
Canceled and forfeited	(50,197)	2.16
As of December 31, 2021	8,184,504	2.76	8.29	$24,507
Of which Vested as of December 31, 2021	4,569,862	2.23	8.27	$15,030

As of December 31, 2020, the 7,409,701 were all unvested.

The aggregate intrinsic values disclosed in the above table is based on the difference between the exercise price of the stock option and the fair value of the Company’s common stock of $5.49 and $5.65 per share as of December 31, 2021, and 2020, respectively.

Restricted Common Stock

During 2021, we have granted restricted common stocks to a newly hired officer; the vesting is based on service condition. The following table summarizes the activity related to our restricted common stock for the year ended December 31, 2021.

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
Restricted common stock as of December 31, 2020	—	—
Granted	225,000	$7.78
Vested	—	—
Canceled and forfeited	—	—
Unvested Restricted common stock as of December 31, 2021	225,000	$7.78

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on (i) the cost center to which the award holder belongs, for employees, and (ii) the service rendered to the Company, for third-party consultants. The following table summarizes total stock-based compensation expense by account for the years ended December 31, 2021, and 2020.

	Year Ended December 31,
	2021	2020
Cost of revenue	$27	37
Research and development	415	708
Sales and marketing	1,468	577
General and administrative	5,469	3,543
Total stock-based compensation expense	$7,379	4,865

Upon Company’s business combination on August 12, 2021, the performance condition related to stocks issued to third-party consultants was met and $3.4 million of stock-based compensation expense was recognized related to these awards.

The weighted-average grant-date fair values of stock options with only a service condition granted to employees in the years ended December 31, 2021, and 2020 were $2.11, and $1.28 per share, respectively. The fair value of stock options and was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	December 31,
	2021	2020
Expected term (in years)	2.5	5.5
Expected volatility	53.0%	81.0%
Risk-free interest rate	0.10%	0.94%
Expected dividend yield	—%	—%

The weighted-average grant-date fair value of performance awards with market-based targets in the year ended December 31, 2021, was $2.07 per share. There were no performance awards with market-based targets granted in the years ended December 31, 2020. The fair value of performance awards with market-based targets granted was determined using a Monte Carlo model with the following weighted-average assumptions.

	December 31,
	2021	2020
Intrinsic timing for vesting (in years)	8.25	—
Risk-free interest rate	0.82%	—%
Expected volatility	66.8%	—%
Trading days per year	251	—
Expected dividend yield	—%	—%

Based on the above, the cumulative fair value of the 20 tranches of the performance awards with market-based targets was estimated at the date of grant, to be $1,245.

19. Income Taxes

The components of income before income taxes consist of the following:

	December 31,
	2021	2020
United States	$(45,256)	$(18,118)
Foreign	(26,865)	(6,442)
Total	$(72,121)	$(24,560)

The components of the provision (benefit) for income taxes consist of the following:

	December 31,
	2021	2020
Current:
Federal	$—	$—
State	—	—
Foreign	28	14
	28	14
Deferred:
Federal	—	—
State	—	—
Foreign	(178)	—
Provision (benefit) for income taxes	$(150)	14

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2021	2020
Income tax provision at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.8%	1.86%
Foreign tax differential	0.65%	(0.81)%
Change in fair value of warrants	(2.46)%	—
Other adjustments	(0.06)%	(1.97)%
Change in valuation allowance	(21.72)%	(20.14)%
Effective tax rate	(0.21)%	(0.06)%

The components of the Company’s net deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$23,514	$7,256
Accruals and reserves	12	19
Intangibles	—	219
Stock Compensation	1,353	738
Total deferred tax assets	24,879	8,232

Deferred tax liabilities:
Intangibles	(161)
Fixed assets	(581)	(216)
Total deferred tax liabilities	(742)	(216)

Net deferred tax assets	$24,137	$8,016
Valuation Allowance	(24,137)	(8,016)
Ending Balance	$—	$—

Assessing the realizability of deferred tax assets requires the determination of whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considered all sources of taxable income available to realize deferred tax assets, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. Based on the weight of available evidence, which includes the Company’s historical cumulative net losses, the Company recorded a full valuation allowance. The valuation allowance increased by $16,121 and $4,947 as of the years ended December 31, 2021, and 2020, respectively.

	December 31,
	2021	2020
Beginning balance	$8,016	$3,069
Charged to costs and expenses	15,663	4,947
Charged to goodwill	458	0
Ending balance	$24,137	$8,016

As of December 31, 2021, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $58,495 and $56,915, respectively. As of December 31, 2020, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $21,461 and $25,157, respectively. Of the total federal net operating loss carryforwards, $57,939 do not expire, and the remaining carryforwards begin to expire in 2036 if not used prior to that time. The Company has income tax NOL carryforwards related to international operations of approximately $33,218 which do not expire. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Such annual limitation could result in the expiration of net operating losses and credits before their utilization.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2021, and 2020, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021, and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next year.

The Company is subject to income taxes in the federal, various state and foreign jurisdictions and is generally open for examination from the year ended December 31, 2018, forward.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. The CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. In addition, under the CARES Act, employers may defer deposits of the employer’s share of Social Security tax due and payments of the tax imposed on wages paid during the payroll tax deferral period which begins on March 27, 2020, and ends December 31, 2020. As a result, the Company deferred deposits during the payroll tax deferral period. The impact of the CARES Act to the company’s income tax provision for the year ended December 31, 2021, is -0-.

20. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share.

	Year Ended December 31,
	2021	2020
Net loss adjusted for Deemed Dividends and Deemed Dividends equivalents	$(72,461)	$(24,996)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	24,862,600	18,510,033
Net loss per share attributable to common stockholders, basic and diluted	$(2.91)	$(1.35)

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

	Year Ended December 31,
	2021	2020
2020 Equity Incentive Plan	7,359,504	7,409,701
Public Warrants	7,736,416	—
2021 Convertible Notes	3,328,359	—
2021 Convertible Notes Warrants	1,000,000	—
GRNV Sponsor Private Warrants	2,100,000	—
Class B Common Shares - Held in escrow for indemnification purpose	1,600,000	—
2020 CEO Performance Award	600,000	600,000
2021 Omnibus Plan	450,000	—
Other Equity Awards with Performance condition	—	162,302
Convertible Preferred Stock Series B (1)	—	1,154,361
Net loss per share attributable to common stockholders, basic and diluted	24,174,279	9,326,364

(1)	The number of Common Shares presented is based on the actual number of Common Shares issued for the conversion of 453 Convertible Preferred Stock Series B, on August 12, 2021.

21. Segment and geographic information

We determine our operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions, and evaluates operating performance.

As of December 31, 2021, the Company has two operating and reportable segments, of which one named Helbiz Kitchen is considered not material and included in All Other.

Segment	Description

Mobility	Mobility offering allow consumer to move around the city using green and electric vehicles as scooters, bikes and mopeds. Mobility also includes partnership and sponsorship agreements.
Media	Commercialization of media rights to professional partner (B2B) and contents offerings allow consumer to watch live events on the App Helbiz Live (B2C).
All Other	All Other are mainly related to delivery offerings and a licensing agreement.

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

	Year Ended December 31,
	2021	2020
Revenue
Mobility	$9,907	$4,208
Media	2,770	—
All Other	156	210
Total segment revenue	$12,834	$4,418
Operating expenses:
Cost of revenues
Mobility	(22,762)	(7,870)
Media	(9,442)	—
All Other	(1,642)	—
Total Cost of revenues	$(33,846)	$(7,870)
Reconciling Items:
Research and development	(2,826)	(1,604)
Sales and marketing	(10,875)	(4,808)
General and administrative	(24,411)	(10,075)
Loss from operations	$(59,124)	$(19,939)

Revenue by geography is based on where the trip was completed, or media contents occurred. The following table set forth revenue by geographic area for the year ended December 31, 2021.

	Year Ended December 31,
	2021	2020
Revenue
Italy	$10,045	$3,973
United States	2,789	240
All other countries	—	205
Total revenues	$12,834	$4,418

 Long-lived assets, net includes property and equipment, intangible assets, goodwill, and other assets. The following table set forth long-lived assets, net by geographic area as of December 31, 2021, and December 31, 2020.

	December 31,	December 31,
Non-Current Assets	2021	2020
Italy	$17,905	$2,785
United States	3,337	1,446
All other countries	184	110
Total long lived assets	$21,426	$4,341

22. Related Party Transactions

During May and June 2021, our majority shareholder and sole director has lent Helbiz, funds on an interest-free basis for cumulative gross proceeds of $2,010 through Promissory Notes. On August 16, 2021, the Company repaid the principal of the 0% CEO Promissory Notes.

During the period ended December 31, 2020, our majority shareholder and sole director repaid $1,042 of a loan that we made to him. Our majority shareholder and sole director completely settled all amounts that he owed to us during 2020.

 23. Subsequent Events

The Company has determined, for recognition or disclosure in these financial statements, the following material subsequent events.

2021 Convertible Debts, conversion into Common Shares

From January 1, 2022, to the date of this prospectus, the Note holder converted $8.9 million (of which $8.5 million as principal) of the Convertible Notes into 3,149,657 Class A Common Shares.

Promissory Note – Related Party transaction

On March 21, 2022, the Company entered into an unsecured Promissory Note with Salvatore Palella (CEO and founder) for cumulative proceeds of $275. The Loan Note does not bear interest and is payable within April 30, 2022.

Lease agreement

The Company entered into a lease agreement for 2,950 eScooter with an Italian bank in June 2021. This agreement became effective on March 1, 2022, following the delivery of the vehicles.

The agreement has duration 12 months, and the Company shall pay the leasing fee on a monthly basis for a cumulative amount of Euro 2,424 (about $2,691).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have not had any disagreements with our accountants or auditors that would need to be disclosed pursuant to Item 304 of Regulation S-K promulgated under the Securities Act of 1933.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on such evaluation, due to a material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness

Our management’s conclusion that our disclosure controls and procedures were ineffective was due to the identification of a material weakness in our internal control over financial reporting in connection with the preparation of our year-end Financial Statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Our management identified the following material weakness in our internal control over financial reporting:

•	We have insufficiently designed and operating controls surrounding the accounting policies and controls, including standardized reconciliation schedules to ensure the company's books and records are maintained in accordance with GAAP.

Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our consolidated financial position, consolidated results of operations, and consolidated cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Our internal control over financial reporting has not changed during the fourth quarter covered by this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth certain information regarding Helbiz’s executive officers as of the date of this annual report.

Name	Age	Position	Held Position Since
Salvatore Palella	34	Chief Executive Officer, Chairman	October 2015
Giulio Profumo	33	Chief Financial Officer	October 2018
Stefano Ciravegna	43	Chief Strategy Officer	January 2019
Jonathan Hannestad	27	Chief Operating Officer	February 2019
Lorenzo Speranza	31	Chief Accounting Officer	November 2019
Nemanja Stancic	28	Chief Technology Officer	January 2020
Emanuele Liatti	39	Chief Product Officer	March 2021
Matteo Mammi	46	Helbiz Media Chief Executive Officer	May 2021

Salvatore Palella, Chief Executive Officer.    Mr. Palella has served as our Chief Executive Officer and the sole member of our board of directors since 2015. Mr. Palella, a serial entrepreneur, founded Helbiz in 2015, at the age of 29, with a mission to solve the first- and last-mile transportation problem of cities around the world through an innovative and scalable transportation rental platform designed for the sharing economy. Originally from Acireale, Italy, Mr. Palella began his career in the fast-food industry in the United Kingdom, and then moved to Milan at age 17 to study at Università Cattolica del Sacro Cuore. At the age of 19, he founded his first business, a company that specialized in the production and distribution of vending machines for fresh-squeezed orange juice.

Giulio Profumo, Chief Financial Officer.    Mr. Profumo has served as our Chief Financial Officer since October 2018. Prior to joining Helbiz, Mr. Profumo worked at Rothschild & Co. in Mergers and Acquisitions Advisory from June 2017 to July 2018. From June 2015 to April 2017, Mr. Profumo served as an investment banking analyst at Citigroup Inc. Prior to Citigroup, Mr. Profumo held multiple roles at Huawei Technologies including Corporate Development Manager and Telecommunications Financial Analyst. Mr. Profumo holds a Master’s Degree in Finance from LUISS Guido Carli University.

Jonathan Hannestad, Chief Operating Officer.    Mr. Hannestad has served as our Chief Operating Officer since February 2019. Prior to Helbiz, Mr. Hannestad co-founded and served various roles within smaller tech-startups in addition to being Creative Director at Pierce Media & Entertainment.

Lorenzo Speranza, Chief Accounting Officer.    Mr. Speranza has served as our Chief Project Economist from November 2019 to December 2020 and became our Chief Accounting Officer in December 2020. From January 2014 to October 2019, Mr. Speranza served as a Staff, Senior and then Manager at Ernst & Young, an advisory firm. During his career at Ernst & Young Mr. Speranza worked across Italy and the United States. During this period Mr. Speranza worked on financial reporting for public companies gathering significant experience in different industries such as Automotive, Oil & Gas and Technology. Mr. Speranza holds a Bachelor’s Degree cum laude in Economics and Management from Luiss Guido Carli University in Rome and a Master of Science in Business Administration and Law Degree cum laude from Bocconi University in Milan.

Stefano Ciravegna, Chief Strategy Officer.    Mr. Ciravegna has served as our Chief Strategy Officer since January 2019. Prior to Helbiz, Mr. Ciravegna held multiple roles as an investment banker and an origination and acquisition professional at private equity firms such as ING Clarion and AIG Global Investments in New York, London and Singapore. He is also a Co-Founder and Head of Strategy at Gallant CS since 2012. Mr. Ciravegna received his Master’s degree in finance from New York University and completed the Oxford Fintech Program at the Saïd Business School at the University of Oxford.

Nemanja Stancic, Chief Technology Officer.    Mr. Stancic has served as our Chief Technology Officer since January 2020. Today he leads tech offices in New York and Belgrade, as well as the R&D office. Prior to Helbiz, Mr. Stancic worked for Microsoft and Oracle.

Emanuele Liatti, Chief Product Officer.    Mr. Liatti joined the company as Chief Product Officer on April 1, 2021. Prior to join Helbiz, he worked for Pininfarina as Product Marketing manager and for FCA as Strategy and Product Planning manager.

Matteo Mammì, Helbiz Media Chief Executive Officer.    Mr. Mammì joined the company as Chief Executive Officer of Helbiz Media, on May 17, 2021. Mr. Mammì is a senior executive with 20 years of experience in Sports, Media and Telecommunication industries with a strong international network in such environments. Prior to joining Helbiz, he worked in senior executive roles for Sky Italy (Senior Vice President), IMG (Vice President) and Mediapro. Additionally, he served as Senior advisor to multiple media groups and private equity funds such as CVC Capital Partners, Fremantle and Aser Media. Mr. Mammì holds a MBA from Profingest (Bologna, Italy) and holds a Degree in Literature from Universita La Sapienza (Rome, Italy).

Helbiz Board of Directors

Our Board of Directors consists of five members, Salvatore Palella, Giulio Profumo, Kimberly L. Wilford, Guy Adami and Lee Stern. Mr. Palella is our Chairman.

Each of our directors serves for a term of one year ending on the date of the subsequent annual meeting of stockholders following the annual meeting at which such director was elected. Notwithstanding the foregoing, each director is to serve until his successor is elected and qualified or until his death, resignation or removal. Our Board appoints our officers and each officer is to serve until his successor is appointed and qualified or until his or her death, resignation or removal.

Set forth below is biographical information related to each of our independent directors. Biographical information for Mr. Palella and Mr. Profumo is provided above under “Management – Executive Officers” in this annual report. Each of Mr. Palella and Mr. Profumo were appointed to the Board of Directors effective August 12, 2021.

Lee Stern, age 69, was appointed to the Board of Directors effective November 27, 2020. Mr. Stern has an accomplished career with over 25 years of providing debt solutions to middle market companies and expertise across multiple industries and as of April 26, 2021, he will join Centre Lane Partners, LLC as a Managing Director. Since April 2021 Mr. Stern has been a managing director of Centre Lane Partners. From 2014 to April 2021, Mr. Stern served as Managing Director of Monroe Capital LLC, responsible for origination of both sponsor and non-sponsor transactions. Prior to Monroe, Mr. Stern was a Managing Director at Levine Leichtman Capital Partners from 2012 to 2013, and was formerly a Director and founding member of Kohlberg Kravis Roberts & Co’s mezzanine debt business from 2009 to 2012. Prior to KKR, Mr. Stern was a Managing Director at Blackstone/GSO Capital Partners from 2005 to 2009, responsible for senior and mezzanine investments. Prior to Blackstone, he was a founding employee of a Nasdaq public company Technology Investment Capital Corp. from 2002 to 2005. From 1985 to 2002, Mr. Stern worked for Drexel Burnham Lambert, Kidder, Peabody & Co., Nomura Securities International, Inc., and Thomas Weisel Partners. Mr. Stern holds a B.A. degree from Middlebury College and an M.B.A. from the Wharton School of the University of Pennsylvania.

Guy Adami, age 57. Mr. Adami was appointed to the Board of Directors effective August 12, 2021. He is an original member of CNBC’s Fast Money. He is currently the Director of Advisor Advocacy at Private Advisor Group in Morristown, New Jersey. Private Advisor Group is comprised of a network of nearly 600 advisors with assets approaching $17B. He has held numerous key leadership roles in the financial services industry. He began his career at Drexel Burnham Lambert in 1986 and was quickly promoted to Vice President and head gold trader at the firm. In 1996, he joined Goldman Sachs as their head gold trader and one of the many proprietary traders within the Fixed Income Currency and Commodity division. In the spring of 2000, Adami joined the U.S. Equities division of Goldman Sachs where he was put in charge of the firm’s Industrial/Basic Material group. Mr. Adami is the Vice Chairman of the NJ Chapter of The Leukemia and Lymphoma Society, who named him their “Man of the Year” in 2015. He also sits on the national board of Invest in Others, and Big Brothers Big Sisters.

Kimberly L. Wilford, age 52, was appointed to the Board of Directors effective August 12, 2021. She has served as General Counsel of GOFUNDME Inc. since August 2018 where she is responsible for managing legal and compliance obligations. Mrs. Wilford has an accomplished career with over 20 years of experience helping start-ups become publicly-traded companies. Most recently, Mrs. Wilford was Senior Vice President, General Counsel and Corporate Secretary of Wage Works, Inc. from March 2008 to July 2018. Previously Mrs. Wilford was Senior Corporate Counsel of Aricent, Inc. from April 2007 to March 2008. From April 2000 to April 2007, Mrs. Wilford worked for Kla-Tencor Corporation. Mrs. Wilford holds a B.A. in Political Science, with an International Relations Concentration, from U.C. Santa Barbara and a J.D. from McGeorge School of Law, University of the Pacific.

Director Independence and Financial Experts

Under the rules of the Nasdaq Stock Market, a majority of our board members must qualify as independent directors if we are not a “controlled company.” Although we are a controlled company, we do not intend to avail ourselves of the exemption available to controlled companies from having a majority of our board members qualify as independent directors pursuant to the rules of the Nasdaq Stock Market. Our independent directors are Lee Stern, Kimberly L. Wilford and Guy Adami. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Mr. Stern qualifies as an “audit committee financial expert” as defined under the rules and regulations of the SEC.

Board Leadership Structure

The Board believes that it should maintain the flexibility to select the Chairman of the Board and adjust its board leadership structure from time to time. Mr. Palella is currently serving as both Helbiz’s Chief Executive Officer and the Chairman of the Board. The Board determined that having its Chief Executive Officer also serve as the Chairman of the Board provides it with optimally effective leadership and is in its best interests and those of its stockholders. Mr. Palella founded and has led Helbiz since its inception. The Board believes that Mr. Palella’s strategic vision for the business, his in-depth knowledge of our operations, the mobility industry, and his experience serving as the Chairman of the Board and Chief Executive Officer since Helbiz’s inception make him well qualified to serve as both Chairman of the Board and Chief Executive Officer.

Role of the Board in Risk Oversight

One of the key functions of the Board is informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Our compensation committee also assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements. Our nominating and corporate governance committee monitors the effectiveness of our governance guidelines.

Board Committees

In August 2021, the Board established an audit committee, a compensation committee and a nominating committee, each of which have the composition and responsibilities described below. Members will serve on these committees until their resignation or until otherwise determined by the Board. Each committee operates under a charter previously approved by the Board. Copies of each charter are posted on the Corporate Governance section of our website at helbiz.com. Our website and the information contained on, or that can be accessed through, our website is not deemed to be incorporated by reference in, and is not considered part of, this annual report.

Audit Committee

Our audit committee consists of Lee Stern and Guy Adami. Mr. Lee Stern serving as audit committee chairperson. The Board has determined that Lee Stern and Guy Adami each meet the requirements for independence and financial literacy under the current Nasdaq listing standards and SEC rules and regulations, including Rule 10A-3. In addition, the Board has determined that Lee Stern qualifies as an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K promulgated under the Securities Act. This designation does not impose any duties, obligations, or liabilities that are greater than are generally imposed on members of the audit committee and the Board. The audit committee is responsible for, among other things:

•	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

•	helping to ensure the independence and overseeing the performance of the independent registered public accounting firm;

•	reviewing and discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and that firm, our interim and year-end operating results;

•	reviewing our financial statements and critical accounting policies and estimates;

•	reviewing the adequacy and effectiveness of our internal controls;

•	developing procedures for employees to submit concerns anonymously about questionable accounting, internal accounting controls, or audit matters;

•	overseeing our policies on risk assessment and risk management;

•	overseeing compliance with our code of business conduct and ethics;

•	reviewing related party transactions; and

•	approving or, as permitted, pre-approving all audit and all permissible non-audit services (other than de minimis non-audit services) to be performed by the independent registered public accounting firm.

The audit committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of Nasdaq, and which is available on our website. All audit services to be provided to us and all permissible non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm will be approved in advance by the audit committee.

Compensation Committee

Our compensation committee consists of Lee Stern, Kimberly Wilford and Guy Adami. Ms. Kimberly Wilford is the chairperson of the compensation committee. The Board has determined that the composition of the compensation committee will meet the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of the committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The compensation committee is responsible for, among other things:

•	reviewing, approving and determining, or making recommendations to the Board regarding, the compensation of our executive officers, including the Chief Executive Officer;

•	making recommendations regarding non-employee director compensation to our full Board of Directors;

•	administering our equity compensation plans and agreements with our executive officers;

•	reviewing, approving and administering incentive compensation and equity compensation plans; and

•	reviewing and approving our overall compensation philosophy.

The compensation committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of Nasdaq, and which is available on our website.

Nominating Committee

Our nominating and corporate governance committee consists of Lee Stern, Kimberly Wilford and Guy Adami. Mr. Guy Adami is the chairperson of the nominating and corporate governance committee. The Board has determined that the composition of the nominating and corporate governance committee will meet the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. The nominating and corporate governance committee is responsible for, among other things:

•	identifying, evaluating and selecting, or making recommendations to the Board regarding nominees for election to the Board of Directors and its committees;

•	considering and making recommendations to the Board regarding the composition of the Board of Directors and its committees;

•	developing and making recommendations to the Board regarding corporate governance guidelines and matters;

•	overseeing our corporate governance practices;

•	overseeing the evaluation and the performance of the Board and individual directors; and

•	contributing to succession planning.

The nominating and corporate governance committee operates under a written charter, which satisfies the applicable rules of the SEC and the Nasdaq listing standards and is available on our website.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is or has been at any time one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board or compensation committee (or other Board of Directors committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of any entity that has one or more executive officers serving as a member of the Board or compensation committee.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We did not waive any provisions of the code of business ethics during the year ended December 31, 2020. We have previously filed our form of code of ethics as an exhibit to our registration statement in connection with our initial public offering. You may review our code of ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing.

Limitation on Liability and Indemnification of Directors and Officers

The Certificate of Incorporation limits our directors’ liability to the fullest extent permitted under the “DGCL”. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

•	for any transaction from which the director derives an improper personal benefit;

•	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	for any unlawful payment of dividends or redemption of shares; or

•	for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

Delaware law and the Bylaws provide that we will, in certain situations, indemnify our directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, we entered into separate indemnification agreements with our directors and officers. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or any other company or enterprise to which the person provides services at our request.

We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in the Certificate of Incorporation, Bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Introduction

We are an emerging growth company, as defined in the JOBS Act. As an emerging growth company, we will be exempt from certain requirements related to executive compensation, including, but not limited to, the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

This section provides an overview of Helbiz’s executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

For the year ended December 31, 2021, Helbiz’s named executive officers (“Named Executive Officers” or “NEOs”) were:

•	Salvatore Palella, Chief Executive Officer;

•	Giulio Profumo, Chief Financial Officer;

•	Jonathan Hannestad, Chief Operating Officer;

The objective of Helbiz’s compensation program is to provide a total compensation package to each NEO that will enable Helbiz to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our equity holders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward NEOs for performance.

Compensation of Directors and Executive Officers

The following table presents information regarding the total compensation (excluding equity based compensation reported) awarded to, earned by, and paid to the named executive officers of Helbiz for services rendered to Helbiz in all capacities for the years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All other Compensation ($)		Total ($)
Salvatore Palella,	2021	$917,443	$1,742,218	$298,181	(1)	$2,957,841
Chief Executive Officer	2020	825,000	410,000	247,764	(1)(2)	1,482,764	(2)

Giulio Profumo,	2021	200,554	59,600	67,863	(1)	328,017
Chief Financial Officer	2020	100,000	—	11,765	(1)	111,765

Jonathan Hannestad	2021	281,828	29,998	—	(3)	311,826
Chief Operating Officer	2020	65,000	—	—		65,000

(1)      This amount relates to health insurance and housing expenses provided under their employment agreements.

(2)      Excludes any foregone interest on amounts that we had lent our Chief Executive Officer.

(3)      Portion of Mr. Hannestad annual salary has been paid in Euro. The table shows the amount translated in Dollar using the average exchange rate for the year 2021: 1,1827 Euro/Dollar.

Employment Arrangements with Named Executive Officers

Salvatore Palella

On April 1, 2020, we entered into an employment agreement with Salvatore Palella with a term expiring on April 1, 2025.

The agreement is subject to automatic renewal for a five-year term unless either party provides written notice not to renew no later than 180 days prior to the end of the then current or renewal term.

Pursuant to the terms and provisions of the agreement: (a) Mr. Palella is appointed as our Chief Executive Officer and will undertake and perform the duties and responsibilities normally and reasonably associated with such office; (b) we shall pay to Mr. Palella an annual salary of $900,000; (c) we shall pay Mr. Palella the following bonuses: (i) $500,000 when the Company becomes publicly traded, (ii) $35,000 for each city in which the Company launches mobility operations in, (iii) $50,000 for each city in which the Company launches food delivery services, and (iv) $250,000 when the Company starts a fintech business line per region; (d) we shall pay the housing costs up to $25,000 per month; (e) we shall provide Mr. Palella with health insurance coverage with a national health insurance company; (f) Mr. Palella shall have five days of sick leave per calendar year; and (g) Mr. Palella shall have 20 paid vacation days per calendar year. Additionally, we paid to Mr. Palella an extra annual bonus of $285,000 for the Company’s annual performance.

On April 1, 2020, we entered into two non-qualified stock-option agreements with Mr. Palella.

-	Under the 2020 Plan, Mr. Palella awarded 1,484,721 stock options (considering the conversion ratio of 4.63 applied in the reverse merger), of which 742,435 vested on April 1, 2021, and 20,619 will vest every month after the twelve-month anniversary for 36 months.
-	Under the CEO Performance Award, Mr. Palella awarded 600,000 options to purchase our Class A common stock. We consider the grant date of the Award, August 12, 2021. The Award vests upon the satisfaction of the market conditions. In detail, the market conditions will be satisfied in 20 different tranches, with each related to a certain Market capitalization Milestone. The lowest tranche is $500 million the highest is $100 billion; each of the twenty tranches has 30,000 options to buy 30,000 Class A common shares. As of December 31, 2021, none of the tranches have been vested.

Giulio Profumo

On March 2, 2020, we entered into an employment agreement with Giulio Profumo with a term expiring on March 2, 2023.

The agreement is subject to automatic renewal for a three-year term unless either party provides written notice not to renew no later than 180 days prior to the end of the then current or renewal term. Pursuant to the terms and provisions of the agreement, (a) Mr. Profumo is appointed as our Chief Financial Officer and will undertake and perform the duties and responsibilities normally and reasonably associated with such office; (b) we shall pay to Mr. Profumo an annual salary of $100,000, which amount shall increase to $298,000 once the Company becomes a public company; (c) at the Company’s discretion, we may award an annual bonus of up to 25% of the annual base compensation based on Mr. Profumo’s performance and other factors; (d) we shall pay a housing allowance of up to $6,000 per month; (e) we shall provide Mr. Profumo with health insurance coverage with a national health insurance company; (e) Mr. Profumo shall have five days of sick leave per calendar year; and (f) Mr. Profumo shall have 20 paid vacation days per calendar year.

On April 1, 2020, we entered into a non-qualified stock-option agreement with Mr. Profumo awarding him 693,327 stock options (considering the conversion ratio of 4.63 applied in the reverse merger), of which 346,793 vested on April 1, 2021, and 9,626 will vest every month after the twelve-month anniversary for 36 months.

Jonathan Hannestad

On March 1, 2021, we entered into a new employment agreement with Jonathan Hannestad, as amended on July 1, 2021, for taking into consideration his transfer in Italy under Helbiz Italia S.r.l.

Pursuant to the terms and provisions of the agreement: (a) Mr. Hannestad is appointed as our Chief Operating Officer and will undertake and perform the duties and responsibilities normally and reasonably associated with such office; (b) we shall pay to Mr. Hannestad an annual salary of 220,000 Euro (approximately $250,000); (c) we shall provide Mr. Hannestad with health insurance coverage; Mr. Hannestad shall have five days of sick leave per calendar year; and (f) Mr. Hannestad shall have 15 paid vacation days per calendar year.

The employment is at will. We may terminate the employment of Mr. Hannestad under the agreement at any time and for any reason not prohibited by law, with or without cause, without notice.

On April 1, 2020, we entered into a non-qualified stock-option agreement with Mr. Hannestad awarding 768,963 stock options (considering the conversion ratio of 4.63 applied in the reverse merger), of which 384,556 vested on April 1, 2021, and 10,678 will vest every month after the twelve-month anniversary for 36 months.

Outstanding Equity Awards at 2021 Fiscal Year-End for Executive Officers of Helbiz

The following table sets forth information as of December 31, 2021 relating to outstanding equity awards for each of our executive officers and our director:

Outstanding Equity Awards at Year End Table
Name	Number of Securities Underlying Unexercised Options (exercisable)	Number of Securities Underlying Unexercised Options (unexercisable)	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Salvatore Palella – 2020 Plan	928,006	0	556,715	$2.16	4/1/2030
Salvatore Palella – 2020 CEO Performance Award	600,000	0	600,000	$8.14	4/1/2030
Giulio Profumo – 2020 Plan	433,427	0	259,900	$2.16	4/1/2030
Jonathan Hannestad – 2020 Plan	480,657	0	288,305	$2.16	4/1/2030

Director Compensation

Following completion of the Business Combination, the Compensation Committee determined the type and level of compensation, for those persons serving as members of the Board of Directors. During 2021, each of the three independent directors of the Board received a cash compensation of $31,873. The annual compensation for each independent Directors comprised of a cash retainer of $85,000 and an award of options to purchase 75,000 shares of Class A Common Stock under the 2021 Omnibus Plan, vesting quarterly in equal amounts and exercisable at $10.00. Helbiz reimburses its non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 13, 2022 for:

•	each of our directors and Named Officers;

•	all directors and executive officers as a group; and

•	each person who is known to us to own beneficially more than 5% of its Common Stock.

Beneficial ownership is determined according to the rules of the Commission, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership, the Company deemed outstanding shares of its Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of the Closing Date. The Company did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

The percentage ownership of Common Stock is based on 33,668,511 shares of Common Stock outstanding as of April 13, 2022.

Unless otherwise indicated and subject to applicable community property laws, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock of the Company beneficially owned by them.

Unless otherwise indicated below, the address of each beneficial owner listed in the table below is c/o Helbiz, Inc., 32 Old Slip, New York, NY 10005.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Equity Position of Outstanding Shares	Approximate Percentage of Voting Position of Outstanding Shares(2)
Greater than 5% Holders
Dario Belletti(3)	3,844,676	11.4%	7.8%
Directors and Executive Officers
Salvatore Palella	17,006,999	47.8%	65.2%
Jonathan Hannestad	534,047	1.6%	1.1%
Giulio Profumo	481,556	1.4%	1.0%
Nemanja Stancic	481,556	1.4%	1.0%
Stefano Ciravegna	481,556	1.4%	1.0%
Lorenzo Speranza	457,392	1.3%	0.9%
Emanuele Liatti	—	*	*
Matteo Mammi	75,000	*	*
Lee Stern	86,250	*	*
Guy Adami	56,250	*	*
Kimberly Wilford	56,250	*	*
All directors and executive officers as a group (11 individuals)	19,716,858	51.6%	69.2%

(1)	Unless otherwise indicated, the business address of each of the individuals is the address of Helbiz, Inc., 32 Old Slip, New York, New York 10005.

(2)	Holders of shares of Class A Common Stock are entitled to cast one vote per share and holders of shares of Class B Common Stock will be entitled to cast the lesser of (a) ten votes per share of Class B common stock or (b) such number of votes per share as shall equal the ratio necessary so that the votes of all outstanding shares of Class B Common Stock shall equal sixty percent (60%) of all shares of Class A Common Stock and shares of Class B Common Stock entitled to vote as of the applicable record date on each matter properly submitted to stockholders entitled to vote. The only person who holds Class B Common Stock is Salvatore Palella.

(3)	Includes 3,188,851 shares for Finbeauty S.r.l., Corso di Porta Nuova 34, Milan, 20121, Italy, an entity over which Mr. Dario Belletti has control to vote and dispose of such shares.

 *        Denotes less than one (1%) percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than employment and other agreements set out elsewhere in this annual report, the following summarizes those of transactions since January 1, 2021 to which we have been a participant in which the amount involved exceeded or will exceed $63,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in the section entitled “Executive Compensation.” Described below are certain other transactions with our directors, executive officers and stockholders.

Loans from Director

During May and June 2021, Salvatore Palella, our Chief Executive Officer and Chairman, lent us funds on an interest-free basis for cumulative gross proceeds of $2,010,000 through Promissory Notes (“Loan Notes”). The Loan Notes are payable on the earlier of (i) the day of the completion of the Business Combination, (ii) August 19, 2021, or (iii) the completion of a capital raise in either form of debt or equity of a minimum of $5,000,000. The Loan Note is subject to customary events of default, including Helbiz’s failure to pay the principal amount due within five business days of the maturity date and certain bankruptcy events. The Loans have been fully repaid on August 16, 2021.

On March 21, 2022, we entered into an unsecured Promissory Note with Salvatore Palella, our Chief Executive Officer and Chairman, for cumulative proceeds of $275,000. The Loan Note does not bear interest and is payable within April 30, 2022.

Share Exchange

On April 1, 2021, Helbiz Holdings filed a Certificate of Amendment of Certificate of Incorporation with the Secretary of State of Delaware. The Certificate of Amendment divided Helbiz Holdings’s authorized share capital into 10,000,000 shares of Class A Common Stock, 10,000,000 shares of Class B common stock and 10,000,000 preferred shares. On April 1, 2021, Helbiz Holdings entered into an exchange agreement with Salvatore Palella, our Chief Executive Officer, Chairman and majority shareholder, by which he exchanged 3,132,769 shares into 3,132,769 shares of Class B common stock of Helbiz Holdings. In the Business Combination, 3,069,539 shares of Class B common stock of Helbiz Holdings were exchanged for 14,225,898 shares of our Class B common stock.

Finbeauty Financings

Finbeauty S.r.l. owns over 10% of our capital stock. In June and July of 2021, Helbiz Holdings issued two note payable to Finbeauty S.r.l. pursuant to which, Finbeauty S.r.l. loaned us $5,000,000. We agreed with Finbeauty S.r.l. to cancel these notes in exchange for $5,000,000 of consideration in the private placement of $26,500,000 of units that occurred simultaneously with the Business Combination.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2021 and 2020 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Marcum LLP

SERVICES	2021	2020
Audit fees	$1,170	$174	*
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1,170	$174	*

* The audit fees recorded in our 2020 statement of operations amounted to $174 of which $124 are related to the previous independent auditor.

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the review of our interim consolidated financial statements. Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE

The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
2.1	Merger Agreement and Plan of Reorganization dated February 8, 2021 by and among, Helbiz, Inc., Salvatore Palella as Representative of the Shareholders of the Helbiz, Inc., GreenVision Acquisition Corp. and GreenVision Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on February 8, 2021)*
2.2	First Amendment dated April 8, 2021 to Merger Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on April 9, 2021)*
3.1	Amended and Restated Certificate of Incorporation of Helbiz, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 13, 2021)*
4.1	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.3 to Helbiz’s registration statement on Form S-1 filed on October 21, 2019)*
4.2	Warrant Agreement between Continental Stock Transfer & Trust Company and Helbiz (incorporated by reference to Exhibit 4.5 to Helbiz’s registration statement on Form S-1 filed on October 21, 2019)*
10.1	Form of Subscription Agreement by and among GreenVision Acquisition Corp. and certain institutional and accredited investors (incorporated by reference to Exhibit 10.1 to Helbiz’s current report on Form 8-K filed on March 11, 2021)*
10.2	Form of Registration Rights Agreement, dated as of August 12, 2021, by and among GreenVision Acquisition Corp and certain shareholders of Helbiz Holdings (incorporated by reference to Annex B of the Definitive Proxy Statement filed on July 26, 2021)*
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed on August 13, 2021)*
10.4	Form of warrant to PIPE Investors (incorporated by reference to Exhibit 10.2 to Helbiz’s current report on Form 8-K filed on March 11, 2021)*
10.5	GreenVision Acquisition Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Annex D of the Definitive Proxy Statement filed on July 26, 2021)*
10.6	Form of Indemnification Escrow Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on August 13, 2021)*
10.7	Form of Convertible Debenture issued pursuant to the SPA (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 18, 2021)*
10.8	Form of Warrant issued under the SPA (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on October 18, 2021)*
10.9	Employment Agreement of Salvatore Palella, dated April 1, 2020 (incorporated by reference to Exhibit 10.10 to the Registrant's registration statement on Form S-1, filed on October 27, 2021)*
10.10	Employment Agreement of Giulio Profumo, dated March 2, 2020 (incorporated by reference to Exhibit 10.11 to the Registrant's registration statement on Form S-1, filed on October 27, 2021)*
21.1	List of subsidiaries of Helbiz, Inc.
24.1	Powers of Attorney (the signature page to this registration statement)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*       Previously filed and incorporated herein by reference

ITEM 16. FORM 10-K SUMMARY

We have elected not to provide a summary of the information provided in this annual report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Helbiz, Inc.

Date: April 14, 2022	By:	/s/ Salvatore Palella
	Name:	Salvatore Palella
	Title:	President, Chief Executive Officer

SIGNATURES

Each person whose signature appears below constitutes and appoints Salvatore Palella and Giulio Profumo, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lorenzo Speranza	Chief Accounting Officer	April 14, 2022

/s/ Salvatore Palella	Chairman of the Board and Chief Executive Officer	April 14, 2022
Salvatore Palella

/s/ Giulio Profumo	Chief Financial Officer and Director	April 14, 2022
Giulio Profumo

/s/ Lee Stern	Director	April 14, 2022
Lee Stern

/s/ Kimberly Wilford	Director	April 14, 2022
Kimberly Wilford
/s/ Guy Adami	Director	April 14, 2022
Guy Adami

