Form 10-Q
period 2022-03-31
Helbiz, Inc.
filed 2022-05-16
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, 34,119,112 shares of common stock, par value $0.00001 per share, were issued and outstanding.

HELBIZ, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Unaudited Financial Statements	3
Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021 (unaudited)	4
Condensed Consolidated Statements Changes in Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2022 and 2021 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited)	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	29
Item 4. Controls and Procedures	29
Part II. Other Information	30
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	31
Part III. Signatures	32

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Helbiz, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,115	$21,143
Accounts receivables	1,300	451
Contract assets – Media rights	1,033	2,758
VAT receivables	4,460	2,992
Prepaid and other current assets	5,547	4,681
Total current assets	13,455	32,025
Property, equipment and deposits, net	11,091	7,616
Goodwill	10,414	10,696
Intangible assets, net	1,825	2,075
Other assets	1,240	1,212
TOTAL ASSETS	$38,025	$53,623

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Account payable	$8,577	$10,536
Accrued expenses and other current liabilities	3,597	3,806
Deferred revenues	3,701	1,585
Warrant liabilities	651	1,596
Short term financial liabilities and capital leases, net	26,071	25,473
Total current Liabilities	42,597	42,996
Other non-current liabilities	495	419
Non-current financial liabilities, net	17,960	18,057
TOTAL LIABILITIES	61,052	61,472
Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.00001 par value; 285,774,102 shares authorized and; 18,699,956 and 16,289,209 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	105,180	101,454
Class B Common stock, $0.00001 par value; 14,225,898 shares authorized and; 14,225,898 shares issued and outstanding at March 31, 2022 and December 31, 2021.	—	—
Accumulated other comprehensive (loss) income	(944)	(621)
Accumulated deficit	(127,263)	(108,682)
Total Stockholders’ deficit	(23,027)	(7,849)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$38,025	53,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

Helbiz, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2022	2021
Revenue	$3,312	$1,015
Operating expenses:
Cost of revenues	11,339	4,502
Research and development	744	576
Sales and marketing	2,598	1,133
General and administrative	6,681	3,956
Total operating expenses	21,362	10,167

Loss from operations	(18,050)	(9,152)

Non-operating income (expenses), net
Interest expense, net	(1,981)	(498)
Change in fair value of warrant liabilities	945	(4,127)
Other income (expenses), net	(307)	(286)
Total non-operating income (expenses), net	(1,343)	(4,911)

Income Taxes	(4)	(2)
Net loss	$(19,397)	$(14,065)

Deemed Dividends and Deemed Dividends equivalents	$—	$(35)

Net loss attributable to common stockholders	$(19,397)	$(14,100)

Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(0.65)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	30,140,090	21,603,274

Net loss	$(19,397)	$(14,065)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	$(323)	$(27)

Net loss and comprehensive income, excluded Series B Dividends	$(19,720)	$(14,092)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELBIZ, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
	Shares	Amount	Shares	Amount	Deficit	Income	DEFICIT
Balance at January 1, 2022	16,289,209	$101,454	14,225,898	—	$(108,682)	$(621)	$(7,849)
ASU No. 2020-06 - modified retrospective method	—	(4,187)	—	—	816	—	(3,371)
Issuance of common shares – for Conversion of 2021 Convertible Notes	2,407,000	6,810	—	—	—	—	6,810
Issuance of common shares - for Settlement of Account Payable	2,130	10	—	—	—	—	10
Share based compensation	1,617	1,092	—	—	—	—	1,092
Changes in currency translation adjustment	—	—	—	—	—	(323)	(323)
Net loss	—	—	—	—	(19,397)	—	(19,397)
Balance at March 31, 2022	18,699,956	$105,180	14,225,898	$—	$(127,263)	$(944)	$(23,027)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

HELBIZ, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share and per share data)

(unaudited)

	SERIES B – CONVERTIBLE PREFERRED	Class A Common Stock		Class B Common Stock		Subscription	Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
	STOCK	Shares	Amount	Shares	Amount	Receivables	Deficit	Income	DEFICIT
Balance at January 1, 2021	$4,040	4,392,919	$24,872	—	$—	(4,033)	$(36,221)	$36	$(15,346)
Retroactive application of the conversion ratio 4.63 applied on the reverse merger	—	20,359,154	—	—	—	—	—	—	—
Issuance of common shares – for Sale	—	127,116	923	—	—	—	—	—	923
Share based compensation - for Issuance of Common Shares	—	5,719	33	—	—	—	—	—	33
Issuance of common stock – for Warrant conversion	—	1,075,867	10,567	—	—	—	—	—	10,567
Issuance of common shares – for settlement of Lease	—	177,827	1,747	—	—	—	—	—	1,747
Settlement of Subscription Receivables	—	—	—	—	—	4,033	—	—	4,033
Share based compensation	—	9,987	1,683	—	—	—	—	—	1,683
Dividends and dividend equivalents for Preferred Stockholders	35	—	—	—	—	—	(35)	—	(35)
Changes in currency translation adjustment	—	—	—	—	—	—	—	7	7
Net loss	—	—	—	—	—	—	(14,065)	—	(14,065)
Balance at March 31, 2021	$4,075	21,755,670	$39,825	—	$—	$—	$(50,321)	$43	$(10,453)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELBIZ, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2022	2021
Operating activities
Net loss	$(19,397)	$(14,065)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,296	1,248
Loss on disposal of assets	55	148
Non-cash interest expenses and amortization of debt discount	1,911	60
Change in fair value of warrant liabilities	(945)	4,127
Share-based compensation	1,252	1,683
Other non-cash items related to licensing	—	104
Changes in operating assets and liabilities:
Prepaid and other current assets	(188)	(3)
Security deposits	143	20
Accounts receivable	(849)	(5)
Accounts payable	(1,801)	137
Accrued expenses and other current liabilities	1,908	457
Other non-current liabilities	76	(18)
Net cash used in operating activities	(16,539)	(6,106)

Investing activities
Purchase of property, equipment, and deposits	(2,926)	(4,506)
Purchase of intangible assets	(111)	(236)
Net cash used in investing activities	(3,037)	(4,742)

Financing activities
Proceeds from issuance of financial liabilities, net	113	14,362
Repayment of financial liabilities	(556)	(2,432)
Proceeds from issuance of financial liabilities, due to related party - Officer	275	—
Proceeds from settlement of Subscription receivables	—	4,033
Proceeds from sale of Class A common shares, net	—	905
Payments of offering costs and underwriting discounts and commissions	—	(1,050)
Net cash provided by financing activities	(168)	15,818

Increase (decrease) in cash and cash equivalents, and restricted cash	(19,744)	4,970
Effect of exchange rate changes	(115)	(26)
Net increase (decrease) in cash and cash equivalents, and restricted cash	(19,858)	4,944
Cash and cash equivalents, and restricted cash, beginning of year	21,253	790
Cash and cash equivalents, and restricted cash, end of year	$1,395	$5,734

RECONCILIATION OF CASH, CASH EQUIVALENT AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEET
Cash and cash equivalents	1,115	3,557
Restricted cash, included in Current assets	170	2,156
Restricted cash, included in Other assets, non-current	110	21
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$69	$438
Income taxes, net of refunds	$—	$2
Non-cash investing & financing activities
Issuance of Class A common shares – for warrant exercise	$—	$10,567
Issuance of Class A common shares – for settlement of lease	—	1,747
Convertible debts converted into common shares	6,810	—
Increasing of Financial liabilities for derecognition of Beneficial conversion features (BCF) - Adoption of ASU 2020-06	3,371	—
Purchase of vehicles with financing agreement	2,388	—
Prepaid expenses related to D&O insurance, included in Account payable	1,269	—
Issuance of common shares - for settlement of Account payable	10	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELBIZ, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

1. Description of Business and Basis of Presentation

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

Founded on proprietary technology platforms, the Company’s core business is the offering of electric scooters bikes and mopeds in the sharing environment. Through its Mobility App, Helbiz offers an intra-urban transportation solution that allows users to instantly rent electric vehicles. Additionally, the Company is operating two other business lines: (i) acquisition, commercialization and distribution of contents including live sport events, and (ii) food delivery services through a “ghost kitchen” concept.

The Company currently has a strategic footprint in growing markets with offices in New York, Milan, and Belgrade, with additional operational teams around the world. The Company currently has electric vehicles operating in the United States and Europe.

Basis of Presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

The condensed consolidated balance sheet as of December 31, 2021, included herein was derived from the audited financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in our Annual Report on Form 10-K.

 The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows for the three months ended March 31, 2022, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.
8

2. Going Concern and Management’s Plans

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and, as such, the financial statements do not include any adjustments relating to the recoverability and classification of recorded amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3. Summary of Significant Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with US GAAP generally requires management to make estimates and assumptions that affect the reported amount of certain assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Specific accounts that require management estimates include common stock, warrant and financial instruments at fair value, useful lives of property and equipment, including scooters and valuation allowance for deferred income taxes.

Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements Adopted

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective approach. In the condensed consolidated balance sheet, the adoption of this new guidance resulted in:

-	an increase of $3,371 to the total carrying value of the convertible notes to reflect the full principal amount of the convertible notes outstanding net of issuance costs,

-	a reduction of $4,187 to additional paid-in capital to remove the equity component separately recorded for the beneficial conversion features associated with the convertible notes, and

-	a cumulative-effect adjustment of $816 to the beginning balance of accumulated deficit as of January 1, 2022.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, (“ASU 2021-04”) which clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, ASU 2021-04 requires the issuer to treat a modification of an equity-classified warrant as an exchange of the original warrant. The difference between the fair value of the modified warrant and the fair value of the warrant immediately before modification is then recognized as an issuance cost or discount of the related transaction. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. Effective January 1, 2022, we adopted ASU 2021-04 on a prospective basis. The impact of adoption of this standard on our condensed consolidated financial statements was not material.

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

4. Revenue Recognition

The table below shows the revenues breakdown for the three months ended on March 31, 2022, and on March 31, 2021.

	Three months ended March 31,
	2022	2021
Mobility Revenues	$1,577	$1,015
Pay per ride	1,205	795
Mobility Subscriptions	288	164
Partnerships fees	84	56
Media Revenues	$1,656	—
Commercialization of Media rights (B2B)	1,296	—
Advertising fees	50	—
Live subscriptions (B2C)	310	—
Other Revenues	$79	$—
Total Revenues	$3,312	$1,015

The Company mainly generates revenues related to: (i) single-use ride fees paid by riders of owned e-bikes, e-mopeds and e-scooters, and (ii) international commercialization and distribution of media contents to media partners, in the Business to Business (“B2B") environment.

The table below shows the Deferred revenues roll-forward from January 1, 2021, to March 31, 2021, and from January 1, 2022, to March 31, 2022.

Deferred revenues	January 1, 2021	Additions	Q1 2021 Revenues	FX rate Adj	March 31, 2021

Mobility	146	391	(345)	0	192
Total	$146	$391	$(345)	$0	$192

Deferred revenues	January 1, 2022	Additions	Q1 2022 Revenues	FX rate Adj	March 31, 2022

Mobility	1,183	347	(329)	(19)	1,182
Media	402	2,473	(316)	(40)	2,519
Total	$1,585	$2,820	$(645)	$(59)	$3,701

Deferred revenues related to prepaid customer wallet will be recorded as Mobility Revenues when riders will take a ride or make a subscription, while deferred revenues related to Media will be mainly recorded as Revenues in the first six months of 2022.

5. Contract assets – Media rights

The table below shows the Contract assets roll-forward from January 1, 2022, to March 31, 2022. During the period January 1, 2021 – March 31, 2021, the Company did not perform any media activities.

Contract assets	31-Dec-21	Additions	Q1 2022 COGS	FX rate adj.	31-Mar-22

Media	2,758	2,835	(4,510)	(50)	1,033
Total	$2,758	$2,835	$(4,510)	$(50)	$1,033

6. Prepaid and other current assets

Prepaid and other current assets consist of the following:

	March 31,	December 31,
	2022	2021
D&O Insurance Coverage	$1,857	$3,133
Prepaid	3,105	1,449
Restricted cash	170	—
Other current assets	415	99
Total prepaid and other current assets	$5,547	$4,681

Restricted cash amounts for the periods presented are related to a bank guarantee amounted to $170 (RSD 17,627), issued by a Serbian bank with September 6, 2022, as expiration date. The bank guarantee is in favor of the Municipality of Belgrade and it was required for applying to an e-bike tender in order to support the seriousness of the bid. The bank guarantee has the following clauses unconditional, irrevocable, no objections and payable on the first call.

7. Property, equipment and deposits, net

Property and equipment consist of the following:

	March 31,	December 31,
	2022	2021
Sharing electric vehicles	$10,280	$9,348
Furniture, fixtures, equipment, computers, and software	2,196	2,195
Leasehold improvements	733	655
Total property and equipment, gross	13,209	12,198
Less: accumulated depreciation	(7,140)	(7,510)
Total property and equipment, net	$6,069	$4,688
Electric vehicle deposits	5,022	2,928
Total property, equipment and deposits, net	$11,091	$7,616

As of March 31, 2022, Sharing electric vehicles includes a leased assets (approximately 3,000 e-scooters) amounted to $2,388 related to a lease agreement effective starting from March 1, 2022. Depreciation expenses related to the leased assets amounted to $133 for the three months ended on March 31, 2022.

8. Liability warrants

The Company’s Warrants, classified as a liability, consisted of the following:

	March 31,	December 31,
	2022	2021
GRNV Sponsor Private Warrants	651	1,596
Total liability warrants	$651	$1,596

The tables below show the warrant liabilities roll-forward from January 1, 2021, to March 31, 2021, and from December 31, 2021, to March 31, 2022.

Warrant liabilities	January 1, 2021	Change in fair value	Exercise (fair value)	March 31, 2021

2020 Warrant Purchase Agreement *	6,439	4,128	(10,567)	—
Total	$6,439	$4,128	$(10,567)	$—

 * On March 26, 2021, the investors exercised the 2020 Warrant Purchase Agreement and the Company issued 1,075,867 Class A Common Shares (considering the GRNV conversion ratio).

Warrant liabilities	December 31, 2021	Change in fair value	Exercise (fair value)	March 31, 2022

GRNV Sponsor Private Warrants	1,596	(945)	—	651
Total	$1,596	$945	$—	$651

The following tables summarize the fair value hierarchy of the Company’s financial liabilities measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021.

	March 31, 2022
	Total	Level 1	Level 2	Level 3
GRNV Sponsor Private Warrants	$651	—	—	$651
Total	$651	$—	$—	$651

	December 31, 2021
	Total	Level 1	Level 2	Level 3
GRNV Sponsor Private Warrants	$1,596	—	—	$1,596
Total	$1,596	$—	$—	$1,596

 Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. GRNV Sponsor Private Warrants are accounted as liability and categorized as Level 3 financial liabilities for the absence of an active market.

As of March 31, 2022, and December 31, 2021, the fair values of each GRNV Sponsor Private Warrant amounted to $0.31 and $0.76, respectively. The fair values were determined using the Black-Scholes option-pricing model with the following assumptions.

	March 31,	December 31,
	2022	2021
Remaining term (in years)	4.37	4.62
Expected volatility	49%	40%
Risk-free interest rate	2.43%	1.2%
Expected dividend yield	—%	—%

9. Current and Non-current financial liabilities and capital leases, net

The Company’s Financial liabilities consisted of the following:

	Interest Rate	Maturity Date		March 31, 2022 (1)	December 31, 2021(1)
2021 Convertible Debts, net	5%	2022	(2)	21,513	23,568
Of which principal and accumulated interest expenses				23,751	30,291
Of which unamortized debt discounts and debt issuance costs				(2,238)	(6,723)
Secured Long Term Loan, net	12.7%	2023		13,747	13,290
Long Term Loan, net	4.5%	2026		3,436	3,690
Long Term Loan, net	5.4%	2024		1,692	1,937
Capital lease liability(3)	N/A	2023		2,417	—
CEO Promissory Note (Related Party)	0%	2022		275	—
Other financial liabilities	Varies	Varies		951	1,045
Total financial liabilities and capital leases, net				44,031	43,530
Of which classified as Current financial liabilities and capital liabilities, net				26,071	25,473
Of which classified as Non-current financial Liabilities, net				17,960	18,057

(1)	The amounts include principal and accumulated interests.
(2)	Convertible debts have three maturity dates: 10.12.2022 – 10.28.2022 – 11.12.2022.
(3)	Please refer to Note 10 – Commitments and Contingencies

The table below shows the financial liabilities’ impact on the statements of operations, Interest expense, net account, related to the for the year ended on December 31, 2021, and December 31, 2020.

Schedule of Interest expenses, net	Three months ended March 31,
	2022	2021
2021 Convertible debts	$1,384	$—
Of which Amortization of debt discount and issuance costs related to 2021 Convertible Debts	1,042	—
Of which Interest expenses related to 2021 Convertible Debts	342	—
Secured Long Term Loan	457	33
Other financial liabilities	140	465
Total Interest expenses, net	$1,981	$498

2021 Convertible Debts

The three convertible notes, categorized as 2021 Convertible Debts are convertible by the Note holder upon issuance. In accordance with the agreement the conversion price will be lower of $20.00 or 92.5% of the lowest daily volume-weighted average price of the Class A Common Stock during the five consecutive trading days immediately preceding the conversion date, provided that the conversion price may not be less than the Floor Price. The Company re-settled the Floor Prices during the three months ended March 31, 2022. In detail, as of March 31, 2022, the Floor Prices were: $4.78 for the first note, $2.50 for the second note and $8.55 for the third note. On March 31, 2022, the Note holder waived monthly payments due under the Debentures from issuance to April 30, 2022.

During the three months ended March 31, 2022, the Note holder converted $6,882 (of which $6,500 as principal and $382 as accumulated interests) of the Convertible Notes into 2,407,000 Class A Common Shares.

At the closing date, the Company recorded a debt discount related to the Convertible note, composed by: (i) fair value of the 150,000 commitment shares, amounted to $1,598, (ii) issuance costs, amounted to $466, and (iii) a beneficial conversion feature embedded (“BCF”) in the Convertible Notes, amounted to $4,186. The BCF has been initially bifurcated from the host liability and accounted as equity.

Effective January 1, 2022 (“transition date”), the Company adopted ASU 2020-06 using the modified retrospective approach, under this new guidance the BCF does not require bifurcation from the host liability. As a result, on January 1, 2022, the Company derecognized the BCF from the condensed combined balance sheet. In detail, the interest expense that arose from the amortization of the debt discount related to the BCF during 2021, amounted to $816, has been recognized as a cumulative adjustment to accumulated deficit as at the transition date. Additionally, the remaining BCF debt discount balance as at the transition date, amounted to $3,371 and the equity amount originally recorded at the issuance date $4,187 for the BCF, have been derecognized on the transition date.

Refer to Note 14. Subsequent Events for further details over the convertible notes’ activities after March 31, 2022.

10. Commitments and Contingencies

Leases

The Company entered into various non-cancellable operating lease agreements for office facilities, e-mopeds leases, corporate vehicles’ licensing, and corporate housing entered by the Company with lease periods expiring through 2024. These agreements require the payment of certain operating expenses, such as non-refundable taxes, repairs and insurance and contain renewal and escalation clauses. The terms of the leases provide for payments on a monthly basis and sometimes on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Lease expenses under operating leases were $525 for the three months ended on March 31, 2022, and $464 for the three months ended on March 31, 2021.

Additionally, in June 2021, the Company entered into a lease agreement for 2,950 eScooters with a European financial institution. This agreement, which has a duration of 12 months, became effective on March 1, 2022, following the delivery of the vehicles to the Company’s warehouse. The Company shall pay a leasing fee of $224 (Euro 202), on a monthly basis, for a cumulative amount of $2,691 (Euro 2,424). At the end of the leasing agreement, the Company has the option to purchase the leased assets for a cumulative amount of $42 (Euro 38). Based on the terms of the purchase option the Company categorized the agreement as capital lease. The eScooters under the lease are collateral for the lease obligations and are included within property, plant and equipment on the condensed consolidated balance sheet as of March 31, 2022 (Refer to Note. 7 Property, equipment and deposits, net for further information). Lease expenses under capital leases were accounted as interest expenses for $29 for the three months ended on March 31, 2022.

	Operating leases	Capital leases
Year ending December 31:
2022	1,158	2,238
2023	489	490
2024	16	—
Thereafter	—	—
Total minimum lease payments	1,663	2,728
Less: Amounts representing interest not yet incurred		311
Present value of capital lease obligations		2,417
Less: Current portion		1,759
Long-term portion of capital lease obligations		433

Litigation

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. There are currently no material legal proceedings against the Company, and the Company is not aware of investigations being conducted by a governmental entity into the Company. The Company does not disclose litigation with a remote possibility of an unfavorable outcome.

11. Share based compensation expenses

Stock-based compensation expense is allocated based on (i) the cost center to which the award holder belongs, for employees, and (ii) the service rendered to the Company, for third-party consultants. The following table summarizes total stock-based compensation expense by account for the three months ended March 31, 2022, and 2021.

	Three months ended March 31,
	2022	2021
Cost of revenue	$10	12
Research and development	64	236
Sales and marketing	182	166
General and administrative	995	1,269
Total stock-based compensation expenses	$1,252	1,683
Of which related to shares to consultants not issued, accrued as Account payables	$160	—

12. Net Loss Per Share - Dilutive outstanding shares

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

	Three months ended March 31,
	2022	2021
2020 Equity Incentive Plan	7,354,869	7,409,701
Public Warrants	7,736,416	—
2021 Convertible Notes	5,214,308	—
2021 Convertible Notes Warrants	1,000,000	—
GRNV Sponsor Private Warrants	2,100,000	—
Class B Common Shares - Held in escrow for indemnification purpose	1,600,000	—
2020 CEO Performance Award	600,000	600,000
2021 Omnibus Plan	450,000	—
Common Stocks to be issued outside equity incentive Plans	69,094	—
Other Equity Awards with Performance condition	—	162,302
Convertible Preferred Stock Series B	—	1,154,361
Total number of Common Shares not included in the EPS Basic and diluted	26,124,687	9,326,364

13. Segment and geographic information

The following table provides information about our segments and a reconciliation of the total segment Revenue and Cost of revenue to loss from operations.

	Three months ended March 31,
	2022	2021
Revenue
Mobility	1,577	1,015
Media	1,656	—
All Other	79	—
Total Revenue	$3,312	$1,015

Cost of revenue
Mobility	(4,637)	(4,502)
Media	(6,276)	—
All Other	(426)	—
Total Cost of revenues	$(11,339)	$(4,502)

Reconciling Items:
Research and development	(744)	(576)
Sales and marketing	(2,598)	(1,133)
General and administrative	(6,681)	(3,956)
Loss from operations	$(18,050)	$(9,152)

Revenue by geography is based on where the trip was completed, or media content occurred. The following table set forth revenue by geographic area for the three months ended March 31, 2022, and 2021.

	Three months ended March 31,
	2022	2021
Revenue
Italy	2,952	650
United States	360	365
All other countries	—	—
Total Revenue	$3,312	$1,015

Long-lived assets, net includes property and equipment, intangible assets, goodwill and other assets. The following table set forth long-lived assets, net by geographic area as of March 31, 2022, and December 31, 2021.

	March 31,	December 31,
Non-Current Assets	2022	2021
Italy	$19,178	$17,905
United States	5,201	3,337
All other countries	191	184
Total Non-Current Assets	$24,570	$21,426

14. Related Party Transactions

During the period ended March 31, 2022, our majority shareholder and CEO has lent Helbiz, funds on an interest-free basis for cumulative gross proceeds of $275 through a Promissory Note.

15. Subsequent Events

2022 Convertible Notes

On April 15, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with YA II, Ltd. (the “Note holder”), pursuant to the terms of the SPA, the Company issued to the Note holder the followings: (i) 150,000 shares of Class A common stock as a commitment fee, (ii) a convertible note in the principal amount of $6 million, (iii) 500,000 Warrants to buy 500,000 Class A common shares, it is exercisable for five years at an exercise price of $3.00 per share, (iv) agreed to issue a second convertible note in the principal amount of $4 million within a day of a registration statement registering for resale shares underlying the 2022 Convertible Notes is declared effective by the U.S. Securities and Exchange Commission.

In exchange for the issuances of the commitment Shares, the first convertible note, and the warrants, the Company received from the Note holder proceeds of $6 million and it shall receive additional $4 million in conjunction with the issuance of the second convertible note.

The convertible notes mature on the one-year anniversary date of their issuance and bears interest at a rate of 5% per annum. In case of an event of default under the convertible notes, the interest rate increases to 15% per annum.

The 2022 Convertible Notes are convertible by the investor at the lower of $3.00 or 92.5% of the lowest daily VWAP of the Class A Common Stock during the five consecutive trading days immediately preceding the conversion date or other date of determination, provided that the conversion price may not be less than the Floor Price: $0.50. Any time after the issuance of a Debenture that the daily VWAP is less than the Floor Price for five trading days, the Company is required to provides the Debenture Holder a reset notice (each, a “Floor Reset Notice”) setting forth a reduced Floor Price which shall be equal to no more than 80% of the closing price on the trading day immediately prior to such Floor Reset Notice (and in no event greater than floor price then in effect) and takes all steps necessary to implement such Floor Price reset, including, without limitation, applying for the additional listing of conversion shares on the primary market. Whenever any payment or other obligation hereunder shall be due on a day other than a business day, such payment shall be made on the next succeeding business day.

Based on the SPA, the Company is required to pay a redemption premium in two circumstances: if the Company redeems the convertible notes prior to maturity, the Company must pay a redemption fee equal to 10% of the principal amount being redeemed thereafter. Alternatively, the Company is required to start making monthly payments if 90 days after the issuance, the daily volume-weighted average is less than the Floor Price for ten trading days during a period of 15 consecutive trading days. Each monthly payment shall be in an amount equal to the sum of (i) the principal amount outstanding divided by the number of such monthly payments until maturity, (ii) a redemption premium of 10% of such principal amount and (iii) accrued and unpaid interest hereunder as of each payment date. The Company obligation to make monthly payments cease if the Company reset the Floor Price

2021 Convertible Debts, conversion into Common Shares

From April 1, 2022, to the date of this prospectus, the Note holder converted $2.0 million of the 2021 Convertible Notes into 0.7 million of Class A Common Shares.

2021 Convertible Notes – Securities Purchase Agreement, as amended

On April 15, 2022, the Company amended the conversion price and the maturity dates for the 2021 Convertible Notes. In detail, the conversion price is the lesser of (i) $3.00 and (ii) 92.5% of the lowest VWAPs during the last five trading days immediately preceding the date of such conversion, but in no event will the conversion price be less than the applicable floor price, $0.50. As amended, each of the 2021 Convertible Notes matures on December 31, 2022.

On April 15, 2022, the Company amended the exercise price of the 1,000,000 warrants issued in conjunction with the 2021 Convertible Notes. As amended, the 1,000,000 Warrants has an exercise price of $3.00.

Deposit related to a Letter of Intent

On May 12, 2022, we entered into a Letter of Intent with an entity that operates within the micro-mobility industry. In connection with that Letter of Intent, we agreed to provide that entity a deposit of $1,000,000. That entity is only required to return that deposit if it fails to comply with certain covenants set out in the Letter of Intent or if it fails to take all reasonable steps to effectuate the transaction that is the subject of the Letter of Intent pursuant to its terms.

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

The following discussion refers to the financial results of Helbiz, Inc., for the three months ended March 31, 2022, and 2021, and the year ended December 31, 2021. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refers to Helbiz and its affiliates. Except for per share data and as otherwise indicated, all dollar amounts set out herein are in thousands.

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

Founded on proprietary technology platforms, the Company’s core business is the offering of electric scooters bikes and mopeds in the sharing environment. Through its Mobility App, we offer an intra-urban transportation solution that allows users to instantly rent electric vehicles. We currently have electric vehicles operating in the United States and Europe.

Starting from the second half of 2021, we expanded our product offerings through two other business lines: (i) the acquisition, commercialization and distribution of contents including live sport events such as the Italian Serie B Soccer League. This revenue stream is supported by Helbiz Live App, separated from the Mobility App, and (ii) food delivery services through a delivery-only “ghost kitchen” restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order meals, in Milan. The service is fully integrated in the Mobility App.

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

Italian licenses

We are a substantial operator in Italy in the micro-mobility environment, based on number of licenses awarded, and number of vehicles authorized. During the three months ended March 31, 2022, we provided sharing electric mobility services in the following Italian cities:

•        E-scooter: Rome, Milan, Turin, Naples, Parma, Palermo, Collegno, Pisa, Modena, Ravenna, Latina, Pescara, Bari, Ferrara, Fiumicino, Montesilvano, Cesena, Reggio Emilia, Frosinone, Catania and San Giovanni Teatino; and

•        E-moped: Milan, Turin, Florence, Genova, and Pescara.

United States licenses

During the three months ended March 31, 2022, we provided the following services in the following U.S. cities:

•        e-scooter services: Washington (D.C.), Sacramento, (California), Santa Barbara (California), Miami (Florida), Jacksonville (Florida), Miami Lakes (Florida), Miami Dade (Florida), Oklahoma City (Oklahoma), and Durham (North Carolina);

•         e-bike services: Miami Lakes (Florida)

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our consolidated results of operations for the three months ended March 31, 2022, and for the three months ended March 31, 2021, respectively:

	Three months ended March 31,
	2022	2021
Net revenue	$3,312	$1,015
Operating expenses:
Cost of revenues(1)	11,339	4,502
R&D expenses(1)	744	576
Sales and marketing(1)	2,598	1,133
General and administrative(1)	6,681	3,956
Total operating expenses	21,362	10,167

Loss from operations	(18,050)	(9,152)
Total non-operating (income) expenses, net	(1,343)	(4,911)
Income Taxes	(4)	(2)
Net Loss	(19,397)	(14,065)

	Three months ended March 31,
	2022	2021
Net revenue	100%	100%
Operating expenses:
Cost of revenues(1)	342%	444%
Research and Development(1)	22%	57%
Sales and marketing(1)	78%	112%
General and administrative(1)	202%	390%
Total operating expenses	645%	1,002%

Loss from operations	(545)%	(902)%
Total non-operating (income) expenses, net	(41)%	(484)%
Income Taxes	—	—
Net Loss	(586)%	(1,386)%

(1)	Includes stock-based compensation for employees and services received, as follows

	Three months ended March 31,
	2022	2021
Stock-based Compensation:
Cost of revenues	10	12
Research and Development	64	236
Sales and marketing	182	166
General and administrative	995	1,269
Total Stock-based Compensation	$1,252	$1,683

Net Revenue

	Three months ended March 31,
	2022	2021	% Change
Mobility Revenues	$1,577	$1,015	55%
Pay per ride	1,205	795	52%
Mobility Subscriptions	288	164	76%
Partnerships fees	84	56	50%
Media Revenues	$1,656	$—	100%
Commercialization of Media rights (B2B)	1,296	—	100%
Advertising fees	50	—	100%
Live subscriptions (B2C)	310	—	100%
Other Revenues	$79	$—	100%
Total Revenues	$3,312	$1,015	226%

Total revenue increased by $2,297, or 226%, from $1,015 for the three months ended March 31, 2021, to $3,312 for the three months ended March 31, 2022. This increase was primarily due to the media revenues related to the commercialization of media rights and the core business growth, mobility.

Mobility revenues

Mobility revenues increased by $562, or 55%, from $1,015 for the three months ended March 31, 2021, to $1,577 for the three months ended March 31, 2022.

The Mobility subscription, called Helbiz Unlimited, which allows users to rent our e-scooters and e-bikes in exchange for a monthly fee, increased by $124, or 76%, from $164 for the three months ended March 31, 2021, to $288 for the three months ended March 31, 2022.

Media revenues

Helbiz Media revenues are related to the launch of the new business line, which occurred in August 2021. During the three months ended March 31, 2022, Media generated revenues amounted to $1,656. In detail, we recorded Revenues for $1,296 from the international commercialization and distribution of media contents to media partners, in the Business to Business (“B2B") environment, and $310 from Helbiz Live monthly and yearly subscriptions.

Cost of Revenue

	Three months ended March 31,
	2022	2021	% Change
Mobility - Cost of revenues	$4,637	$4,502	3%
Of which Amortization, Depreciation and write-off	1,171	1,363	(14)%
Of which Stock-based Compensation	10	12	(17)%
Media - Cost of revenues	$6,276	—	100%
Of which content licensing	4,510	—	100%
Other - Cost of revenues	$426	—	100%
Total - Cost of revenues	$11,339	$4,502	152%

Cost of Revenue increased by $6,837 or 152% of which $6,276 is explained by the Media business and its content licensing expenses, which contributed to Cost of revenue for $4,510.

Cost of Revenues related to Mobility increased by $135 or 3%, compared to 55% of mobility revenues increase. Depreciation, Amortization and write-off expenses, one of the main drivers of Cost of Revenue related to Mobility, decreased by $192, or 14%, from $1,363 for the three months ended March 31, 2021, to $1,171 for the three months ended March 31, 2022.

Research and Development

	Three months ended March 31,
	2022	2021	% Change
Research and development	$744	$576	29%
Of which Stock-based Compensation	64	236	(73)%

Research and Development expenses increased by $168 or 29%, from $576 for the three months ended March 31, 2021, to $744 for the three months ended March 31, 2022. Such increase is mainly driven by the continuous investments in the in-house IT engineering team, who had successfully integrated Helbiz Kitchen into the Mobility App and developed Helbiz Live App/platform.

Sales and Marketing

	Three months ended March 31,
	2022	2021	% Change
Sales and marketing	$2,598	$1,133	129%
Of which Stock-based Compensation	182	166	10%

Sales and marketing expenses increased by $1,465 or 129%, from $1,133 for the three months ended March 31, 2021, to $2,598 for the three months ended March 31, 2022. The increase is in line with our strategy focused on significant investment in advertising, promotional and business development initiatives.

General and Administrative

	Three months ended March 31,
	2022	2021	% Change
General and administrative	$6,681	$3,956	69%
Of which Stock-based Compensation	995	1,269	(22)%

General and Administrative expenses increased by $2,725 or 69%, from $3,956 for the three months ended March 31, 2021, to $6,681 for the three months ended March 31, 2022. The increase is mainly driven by the costs for being a public company, such as D&O insurance which contributed for approximately $1.3 million to the increase.

Total non-operating income (expense), net

	Three months ended March 31,
	2022	2021	% Change
Interest expense	$(1,981)	$(498)	298%
Change in fair value of warrant liabilities	$945	$(4,127)	(123)%
Other income (expense), net	$(307)	$(286)	7%
Total non-operating income (expense), net	$(1,343)	$(4,911)	(73)%

Interest expenses

Interest expenses increased by $1,483, or 298%, from $498 for the three months ended March 31, 2021, to $1,981 for the three months ended March 31, 2022. Such increase is mainly driven by the 5% interests’ expenses and amortization of debt discounts related to the 2021 Convertible debts, amounted to $1,384 during the three months ended March 31, 2022.

Change in fair value of warrant liabilities

Fair value adjustment shows a positive increase of $5,072, or 298% from $(4,127) for the three months ended March 31, 2021, to $945 for the three months ended March 31, 2022. The positive adjustment recorded for the three months ended March 31, 2022, is related to the fair value adjustment for 2,100,000 GVAC Sponsor Private Warrants. The mentioned fair value adjustment is mainly driven by the decrease of the market price.

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

As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents of $1,115, excluding restricted cash of $110 (included in Other Assets) and $170 (included in prepaid and other current assets). Cash and cash equivalents consisted of bank deposits in U.S. Dollar and Euro.

We collect the fees from riders using a third-party processing payment provider. In detail, we collect the fees between 2 to 5 days after the completion of the ride. We also collect charges and fees from partners for specific advertising or co-branding activities, within 30 days from the events. Additionally, Helbiz Live media operators pay Helbiz Media within 60 days for the international audiovisual rights.

We plan to continue to fund our operations and expansion plan, including the new business lines through debt and equity financing, for the next twelve months. As a result, we decided to take the following actions during April 2022:

-	In April 2022, we entered into a Securities Purchase Agreement (the “SPA”) with YA II, Ltd. (the “Note holder”). Pursuant to the terms of the SPA, we issued: (i) 150,000 shares of Class A common stock as a commitment fee, (ii) a convertible note in the principal amount of $6 million, (iii) 500,000 Warrants to buy 500,000 Class A common shares, it is exercisable for five years at an exercise price of $3.00 per share. We also agreed to issue a second convertible note in the principal amount of $4 million within a day of a registration statement registering for resale shares underlying the 2022 Convertible Notes is declared effective by the U.S. Securities and Exchange Commission. In exchange for the issuances of the commitment Shares, the first convertible note, and the warrants, we received proceeds of $6 million and we shall receive additional $4 million in conjunction with the issuance of the second convertible note.

-	In April 2022, we amended the exercise price of the 1,000,000 warrants issued in conjunction with the 2021 Convertible Notes. As amended, the 1,000,000 Warrants has an exercise price of $3.00.

We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our growth and expanded operations, including the new business lines. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows activities:

	March 31, 2022	March 31, 2021

Net cash used in operating activities	$(16,539)	$(6,106)
Net cash used in investing activities	(3,037)	(4,742)
Net cash provided by financing activities	(168)	15,818
Effect of exchange rate changes	(115)	(26)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(19,858)	$4,944

Operating Activities

During the three months ended March 31, 2022, operating activities used $16,539 of cash, resulting from our net loss of $19,397, increased for the net changes in operating assets and liabilities for $711 and partially offset by non-cash expenses for $3,569.

Net changes in operating assets and liabilities consisted primarily in the decrease in accounts payable for $1,801, the net increase in accounts receivables, security deposits and current assets for $894, partially offset by the increase in accrued expenses and other current liabilities of $1,984.

Non-cash expenses are mainly related to: (i) equity-based compensation for $1,252, (ii) depreciation, amortization, and loss on disposal of assets for $1,351, and (iii) non-cash interest expenses for $1,911 (mainly related to amortization of debt discounts associated with 2021 Convertible debts), partially offset by (iv) changes in fair value of financial instruments for $945.

Investing Activities

During the three months ended March 31, 2022, investing activities used $3,037 of cash. In detail, we paid approximately $2.8 million to vehicle manufacturers as deposits for e-bikes, e-scooters and e-mopeds. Those vehicles are expected to be delivered through all the year.

Additionally, we invested $0.1 million in operating licenses mainly related to Washington D.C., categorized as intangible assets.

Indebtedness

The following table summarizes our indebtedness as of March 31, 2022:

As of March 31, 2022

Current Financial Liabilities and Capital leases	$26,722
Current portion of financial Debts	25,945
Of which related to 2021 Convertible debts	21,513
Other current financial liabilities	126
GVAC Sponsor Private Warrants	651
Non-Current Financial Liabilities	17,960
Secured Long Term Loan	13,747
Long-term Loans, net	4,213
Total Financial Liabilities, and Capital leases and liability Warrant	$44,682

As of March 31, 2022, we expected to make future annual principal repayments of the indebtedness set out above as follows:

Year ending December 31:
2022 – of which $23.5 million related to 2021 Convertible Notes	$25,204
2023	16,855
2024	1,219
2025	932
Thereafter	829
Total future repayments of principal	$45,040

Equity warrants

As of March 31, 2022, the Company has the following outstanding warrants classified as equity component: 7,736,416 Public Warrants and 1,000,000 Convertible Note Warrants. No change compared to the warrants outstanding as of December 31, 2021.

Common Stock

As of March 31, 2022, the Company’s charter authorized the issuance of up to 285,774,102 of Class A common shares of common stock at $0.0001 par value per share, 14,225,898 of Class B common shares of common stock at $0.00001 par value per share and 100,000,000 shares of preferred stock at $0.00001 par value per share.

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

Related Party Transactions

During the period ended March 31, 2022, our majority shareholder and CEO has lent Helbiz, funds on an interest-free basis for cumulative gross proceeds of $275 through a Promissory Note.

Contractual Obligations and Commitments

Leases

The Company entered into various non-cancellable operating lease agreements for office facilities, e-mopeds leases, corporate vehicles’ licensing, and corporate housing entered by the Company with lease periods expiring through 2024. These agreements require the payment of certain operating expenses, such as non-refundable taxes, repairs and insurance and contain renewal and escalation clauses. The terms of the leases provide for payments on a monthly basis and sometimes on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Lease expenses under operating leases were $525 for the three months ended on March 31, 2022, and $464 for the three months ended on March 31, 2021.

Additionally, in June 2021, the Company entered into a lease agreement for 2,950 eScooters with a European financial institution. This agreement, which has a duration of 12 months, became effective on March 1, 2022, following the delivery of the vehicles to the Company’s warehouse. The Company shall pay a leasing fee of $224 (Euro 202), on a monthly basis, for a cumulative amount of $2,691 (Euro 2,424). At the end of the leasing agreement, the Company has the option to purchase the leased assets for a cumulative amount of $42 (Euro 38). Based on the terms of the purchase option the Company categorized the agreement as capital lease. The eScooters under the lease are collateral for the lease obligations and are included within property, plant and equipment on the condensed consolidated balance sheet as of March 31, 2022 (Refer to Note. 7 Property, equipment and deposits, net for further information). Lease expenses under capital leases were accounted as interest expenses for $29 for the three months ended on March 31, 2022.

Year ending December 31:	Operating leases	Capital leases
2022	1,158	2,238
2023	489	490
2024	16	—
Thereafter	—	—
Total minimum lease payments	1,663	2,728
Less: Amounts representing interest not yet incurred		311
Present value of capital lease obligations		2,417
Less: Current portion		1,759
Long-term portion of capital lease obligations		433

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

Future annual minimum payments related to Media rights’ agreements as of March 31, 2022, are as follows. All the agreements are in Euro, in order to calculate the future annual minimum payments, the Euro payments are exchanged in Dollar using the three months ended March 2022 average exchange rate.

Amount
Year ending December 31:
2022	$13,321
2023	19,733
2024	10,274
Thereafter	—
Total	$43,328

Content licensing expenses, recorded as Cost of Revenues, were $6,136 for the three months ended on March 31, 2022.

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

Future annual minimum sponsorship payments as of March 31, 2022, are as follows:

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

While our significant accounting policies are described in greater detail in Note 2, “Summary of Significant Accounting Policies and Use of Estimates” to our consolidated financial statements as of December 31, 2021 and in Note 3, “Summary of Significant Accounting Policies and Use of Estimates” to our condensed consolidated financial statements as of March 31, 2022 included elsewhere in this prospectus, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Recent Accounting Pronouncements Adopted

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective approach. In the condensed consolidated balance sheet, the adoption of this new guidance resulted in:

-	an increase of $3,371 to the total carrying value of the convertible notes to reflect the full principal amount of the convertible notes outstanding net of issuance costs,

-	a reduction of $4,187 to additional paid-in capital to remove the equity component separately recorded for the beneficial conversion features associated with the convertible notes, and

-	a cumulative-effect adjustment of $816 to the beginning balance of accumulated deficit as of January 1, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on such evaluation, due to a material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness

Our management’s conclusion that our disclosure controls and procedures were ineffective was due to the identification of a material weakness in our internal control over financial reporting in connection with the preparation of our Financial Statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Our management identified the following material weakness in our internal control over financial reporting:

•	We have insufficiently designed and operating controls surrounding the accounting policies and controls, including standardized reconciliation schedules to ensure the company's books and records are maintained in accordance with GAAP.

Notwithstanding the identified material weakness, management believes that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our consolidated financial position, consolidated results of operations, and consolidated cash flows as of and for the periods presented in accordance with U.S. GAAP.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 27, 2022, we issued 300,601 shares of Class A common stock in exchange for services, primarily legal and marketing, provided by third-parties. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference			Filed/Furnished
No.	Description	Form	Exhibit	Filing Date	Herewith
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				X

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Helbiz, Inc.

Date: May 16, 2022	By:	/s/ Salvatore Palella
	Name:	Salvatore Palella
	Title:	Chief Executive Officer

Date: May 16, 2022	By:	/s/ Giulio Profumo
	Name:	Giulio Profumo
	Title:	Chief Financial Officer

