Form 10-Q
period 2022-06-30
Helbiz, Inc.
filed 2022-08-15
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 15, 2022, 51,024,917 shares of common stock, par value $0.00001 per share, were issued and outstanding.

HELBIZ, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Unaudited Financial Statements	3
Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021 (unaudited)	4
Condensed Consolidated Statements Changes in Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2022 and 2021 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited)	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	31
Item 4. Controls and Procedures	31
Part II. Other Information	32
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Mine Safety Disclosures	32
Item 5. Other Information	32
Item 6. Exhibits	32
Part III. Signatures	33

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Helbiz, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,480	$21,143
Accounts receivables	1,788	451
Contract assets – Media rights	1,806	2,758
VAT receivables	2,843	2,992
Prepaid and other current assets	4,458	4,681
Total current assets	13,375	32,025
Property, equipment and deposits, net	11,234	7,616
Goodwill	9,791	10,696
Intangible assets, net	1,493	2,075
Other assets	1,539	1,212
TOTAL ASSETS	$37,433	$53,623

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Account payables	$14,182	$10,536
Accrued expenses and other current liabilities	4,000	3,806
Deferred revenues	3,651	1,585
Warrant liabilities	210	1,596
Short term financial liabilities and capital leases, net	30,597	25,473
Total current Liabilities	52,640	42,996
Other non-current liabilities	502	419
Non-current financial liabilities, net	17,557	18,057
TOTAL LIABILITIES	70,699	61,472
Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.00001 par value; 285,774,102 shares authorized and; 26,393,183 and 16,289,209 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	114,888	101,454
Class B Common stock, $0.00001 par value; 14,225,898 shares authorized and; 14,225,898 shares issued and outstanding at June 30, 2022 and December 31, 2021.	—	—
Accumulated other comprehensive (loss) income	(1,150)	(621)
Accumulated deficit	(147,004)	(108,682)
Total Stockholders’ deficit	(33,266)	(7,849)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,433	53,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

Helbiz, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$4,358	$2,982	$7,670	$3,997
Operating expenses:
Cost of revenue	10,267	6,073	21,606	10,577
General and administrative	6,436	2,638	13,115	6,592
Sales and marketing	3,415	1,275	6,013	2,408
Research and development	638	588	1,382	1,164
Total operating expenses	20,756	10,574	42,116	20,741

Loss from operations	(16,398)	(7,592)	(34,447)	(16,744)

Non-operating income (expenses), net
Interest expense, net	(1,512)	(566)	(3,492)	(1,064)
Gain (loss) on extinguishment of debts	(2,065)	—	(2,065)	—
Change in fair value of warrant liabilities	441	—	1,386	(4,127)
Other income (expenses), net	(199)	12	(507)	(260)
Total non-operating income (expenses), net	(3,335)	(554)	(4,679)	(5,452)

Income Taxes	(7)	(18)	(12)	(33)
Net loss	$(19,740)	$(8,164)	$(39,137)	$(22,229)

Deemed Dividends and Deemed Dividends equivalents	$—	$(37)	$—	$(72)

Net loss per share attributable to common stockholders	$(19,740)	$(8,201)	$(39,137)	$(22,301)

Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(0.36)	$(1.21)	$(1.01)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	34,737,852	22,666,617	32,438,971	22,134,945

Net loss	(19,740)	(8,164)	(39,137)	(22,229)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	$(206)	$(46)	$(529)	$(39)

Net loss and comprehensive income, excluded Deemed Dividends and Deemed Dividends equivalents	$(19,946)	$(8,210)	$(39,666)	$(22,268)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELBIZ, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2022

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
	Shares	Amount	Shares	Amount	Deficit	Income	DEFICIT
Balance as of March 31, 2022	18,699,956	$105,180	$14,225,898	$—	$(127,263)	$(944)	$(23,027)
Issuance of Warrants - in conjunction with Convertible Notes issuance	—	603	—	—	—	—	603
Issuance of common shares – Commitment shares for Convertible Notes issuance	150,000	399	—	—	—	—	399
Issuance of common shares – to legal advisors for Convertible Note issuance	200,000	296	—	—	—	—	296
Issuance of common shares – for Conversion of 2021 Convertible Notes	7,242,626	7,516	—	—	—	—	7,516
Issuance of common shares - for Settlement of Account Payable	79,353	117	—	—	—	—	117
Share based compensation	21,248	776	—	—	—	—	776
Changes in currency translation adjustment	—	—	—	—	—	(206)	(206)
Net loss	—	—	—	—	(19,740)		(19,740)
Balance as of June 30, 2022	26,393,183	$114,888	$14,225,898	$—	$(147,004)	$(1,150)	$(33,266)

	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
	Shares	Amount	Shares	Amount	Deficit	Income	DEFICIT
Balance as of January 1, 2022	16,289,209	$101,454	$14,225,898	$—	$(108,682)	$(621)	$(7,849)
ASU No. 2020-06 - modified retrospective method	—	(4,187)	—	—	816	—	(3,371)
Issuance of common shares – for Conversion of 2021 Convertible Notes	9,649,626	14,326	—	—	—	—	14,326
Issuance of Warrants - in conjunction with Convertible Notes issuance	—	603	—	—	—	—	603
Issuance of common shares – Commitment shares for Convertible Notes issuance	150,000	399	—	—	—	—	399
Issuance of common shares – to legal advisors for Convertible Note issuance	200,000	296	—	—	—	—	296
Issuance of common shares - for Settlement of Account Payable	27,166	48	—	—	—	—	48
Share based compensation	77,182	1,948	—	—	—	—	1,948
Changes in currency translation adjustment	—	—	—	—	—	(529)	(529)
Net Loss	—	—	—	—	(39,137)	—	(39,137)
Balance as of June 30, 2022	26,393,183	$114,888	$14,225,898	$—	$(147,004)	$(1,150)	$(33,266)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELBIZ, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three months ended June 30, 2021

(in thousands, except share and per share data)

(unaudited)

	SERIES B – CONVERTIBLE PREFERRED	Class A Common Stock		Class B Common Stock		Subscription	Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	STOCK	Shares	Amount	Shares	Amount	Receivables	Deficit	(Loss) Income	DEFICIT
Balance as of March 31, 2021	$4,075	21,755,670	$39,825	—	$—	—	$(50,321)	$43	(10,453)
Issuance of common stock – MiMoto Smart Mobility S.r.l. Acquisition	—	1,057,740	10,389	—	—	—	—	—	10,389
Share based compensation	—	—	447	—	—	—	—	—	447
Exchange of Class A Common Stock to Class B Common Stock	—	(14,225,898)	—	14,225,898	—	—	—	—	—
Dividends and dividend equivalents for Preferred Stockholders	37	—	—	—	—	—	(37)	—	(37)
Changes in currency translation adjustment	—	—	—	—	—	—	—	(46)	(46)
Net loss	—	—	—	—	—	—	(8,164)		(8,164)
Balance as of June 30, 2021	$4,112	8,587,512	50,661	14,225,898	$—	$—	$(58,522)	$(3)	$(7,863)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELBIZ, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the six months ended June 30, 2021

(in thousands, except share and per share data)

(unaudited)

	SERIES B – CONVERTIBLE PREFERRED	Class A Common Stock		Class B Common Stock		Subscription	Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	STOCK	Shares	Amount	Shares	Amount	Receivables	Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2021	$4,040	20,359,154	24,872	—	$—	(4,033)	$(36,221)	$36	(15,346)
Issuance of common shares – for Sale	—	127,116	923	—	—	—	—	—	923
Issuance of common shares – to financial advisor for Issuance of Common Shares	—	5,719	33	—	—	—	—	—	33
Issuance of common stock – Exercise of Warrants	—	1,075,867	10,567	—	—	—	—	—	10,567
Issuance of common stock – for settlement of Lease	—	177,827	1,747	—	—	—	—	—	1,747
Settlement of Subscription Receivables	—	—	—	—	—	4,033	—	—	4,033
Share based compensation	—	9,987	2,130	—	—	—	—	—	2,130
Issuance of common stock – MiMoto Smart Mobility S.r.l. Acquisition	—	1,057,740	10,389	—	—	—	—	—	10,389
Exchange of Class A Common Stock to Class B Common Stock	—	(14,225,898)	—	14,225,898	—	—	—	—	—
Dividends and dividend equivalents for Preferred Stockholders	72	—	—	—	—	—	(72)	—	(72)
Changes in currency translation adjustment	—	—	—	—	—	—	—	(39)	(39)
Net loss	—	—	—	—	—	—	(22,229)	—	(22,229)
Balance as of June 30, 2021	$4,112	8,587,512	50,661	14,225,898	$—	$—	$(58,522)	$(3)	(7,863)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELBIZ, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(unaudited)

	Six months ended June 30,
	2022	2021
Operating activities
Net loss	$(39,137)	$(22,229)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,661	3,331
Loss on disposal of assets	116	238
Non-cash interest expenses and amortization of debt discount	2,971	509
Change in fair value of warrant liabilities	(1,386)	4,128
Change in fair value of accounts payables	(304)	—
(Gain) or Loss on extinguishment of debts	2,065	—
Share-based compensation	2,252	2,131
Other non-cash items related to licensing	—	748
Changes in operating assets and liabilities:
Prepaid and other assets	2,617	(38)
Security deposits	(5)	22
Accounts receivables	(1,337)	(360)
Accounts payables	3,935	(196)
Accrued expenses and other current liabilities	2,263	1,240
Other non-current liabilities	83	(137)
Net cash used in operating activities	(23,206)	(10,613)

Investing activities
Purchase of property, equipment, and vehicle deposits	(3,586)	(4,913)
Deposit for Letter of Intent	(1,000)	—
Purchase of intangible assets	(117)	(308)
Acquisition of business, net of cash acquired	—	(1,987)
Net cash used in investing activities	(4,703)	(7,208)

Financing activities
Proceeds from issuance of financial liabilities, net	10,248	18,156
Repayment of financial liabilities	(1,495)	(2,505)
Proceeds from issuance of financial liabilities, due to related party - Officer	380	2,010
Proceeds from settlement of Subscription receivables	—	4,033
Proceeds from sale of Class A common shares, net	—	955
Payments of offering costs and underwriting discounts and commissions	—	(1,193)
Net cash provided by financing activities	9,133	21,456

Increase (decrease) in cash and cash equivalents, and restricted cash	(18,776)	3,635
Effect of exchange rate changes	306	(39)
Net increase (decrease) in cash and cash equivalents, and restricted cash	(18,470)	3,596
Cash and cash equivalents, and restricted cash, beginning of year	21,253	790
Cash and cash equivalents, and restricted cash, end of year	$2,783	$4,386

RECONCILIATION OF CASH, CASH EQUIVALENT AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEET
Cash and cash equivalents	2,480	4,277
Restricted cash, included in Current assets	193	—
Restricted cash, included in Other assets, non-current	110	109
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$517	$556
Income taxes, net of refunds	$12	$2
Non-cash investing & financing activities
Issuance of Class A common shares – for warrant exercise	$—	$10,567
Issuance of Class A common shares – for settlement of lease	—	1,747
Issuance of common stock – MiMoto Smart Mobility S.r.l. Acquisition	—	10,389
Convertible notes converted into common shares	14,326	—
Increasing of Financial liabilities for derecognition of Beneficial conversion features (BCF) - Adoption of ASU 2020-06	3,371	—
Purchase of vehicles with financing agreement	3,328	—
Prepaid expenses related to D&O insurance, included in Account payable	402	—
Issuance of Warrants - in conjunction with Convertible Notes issuance	603	—
Issuance of common shares – Commitment shares and share based compensation for Convertible Notes issuance	695	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELBIZ, Inc.

Notes to Condensed Consolidated Financial Statements
(in thousands, except share and per share data)
(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Helbiz, Inc. and Subsidiaries, (“Helbiz” or the “Company”) was incorporated in the state of Delaware in October 2015 with its headquarter in New York, New York. The Company is an intra-urban transportation company that seeks to help urban areas reduce their dependence on individually owned cars by offering affordable, accessible, and sustainable forms of personal transportation, specifically addressing first and last mile transport.

Founded on proprietary technology platforms, the Company’s core business is the offering of electric scooters, bikes and mopeds in the sharing environment. Through its Mobility App, Helbiz offers an intra-urban transportation solution that allows users to instantly rent electric vehicles. Additionally, the Company is operating two other business lines: (i) acquisition, commercialization and distribution of contents including live sport events, and (ii) food delivery services through a “ghost kitchen” concept.

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

The condensed consolidated balance sheet as of December 31, 2021, included herein was derived from the audited financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of, and for the year ended, December 31, 2021, included in our Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, stockholders’ equity for the three and six months ended June 30, 2022, and cash flows for the six months ended June 30, 2022, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.
9

2. Going Concern and Management’s Plans

The Company has experienced recurring operating losses and negative cash flows from operating activities since its inception. To date, these operating losses have been funded primarily from outside sources of invested capital. The Company had, and may potentially continue to have, an ongoing need to raise additional cash from outside sources to fund its expansion plan and related operations. Successful transition to attaining profitable operations depends upon achieving a level of revenues adequate to support the Company’s cost structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company plans to continue to fund its operations and expansion plan through debt and equity financing. Debt or equity financing may not be available on a timely basis on terms acceptable to the Company, or at all.

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

Recent Accounting Pronouncements Adopted

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings per share calculations. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective approach. In the condensed consolidated balance sheet, the adoption of this new guidance resulted in:

-	an increase of $3,371 to the total carrying value of the 2021 convertible notes to reflect the full principal amount of the 2021 convertible notes outstanding net of issuance costs,

-	a reduction of $4,187 to additional paid-in capital to remove the equity component separately recorded for the beneficial conversion features associated with the 2021 convertible notes, and

-	a cumulative-effect adjustment of $816 to the beginning balance of accumulated deficit as of January 1, 2022.

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

4. Revenue Recognition

The table below shows the revenues breakdown for the three and six months ended on June 30, 2022, and on June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Mobility Revenues	$2,716	$2,982	$4,293	$3,997
Pay per ride	2,187	2,304	3,392	3,099
Mobility Subscriptions	360	451	648	615
Partnerships fees	169	227	253	$283
Media Revenues	$1,489	$—	$3,145	$—
Commercialization of Media rights (B2B)	1,052	—	2,348	—
Advertising fees	156	—	206	—
Live subscriptions (B2C)	281	—	591	—
Other Revenues	$153	$—	$232	$—
Total Revenues	$4,358	$2,982	$7,670	$3,997

The Company mainly generates revenues related to: (i) single-use ride fees paid by riders of the Company’s e-bikes, e-mopeds and e-scooters, and (ii) international commercialization and distribution of media contents to media partners, in the Business to Business (“B2B") environment.
11

The table below shows the Deferred revenues roll-forward from January 1, 2021, to June 30, 2021, and from January 1, 2022, to June 30, 2022.

Deferred Income	January 1, 2021	Additions	Q1 2021 Revenue	March 31, 2021	FX Rate adj	Additions	Q2 2021 Revenue	June 30, 2021

Mobility	$146	391	(345)	192	165	1,260	(842)	775
Media	—	—	—	—	—	—	—	—
Total	$146	$391	$(345)	$192	$165	$1,260	$(842)	$775

Deferred Income	January 1, 2022	FX Rate adj	Additions	Q1 2022 Revenue	March 31, 2022	FX Rate adj	Additions	Q2 2022 Revenue	June 30, 2022

Mobility	$1,183	(19)	347	(329)	1,182	(33)	592	(538)	1,203
Media	402	(40)	2,473	(316)	2,519	(136)	1,623	(1,558)	2,448
Total	$1,585	$(59)	$2,820	$(645)	$3,701	$(169)	$2,215	$(2,096)	$3,651

Deferred revenues related to prepaid customer wallet will be recorded as Mobility Revenues when riders take a ride, while deferred revenues related to Media will be mainly recorded as Revenues in the six months ending December 31, 2022.

5. Contract assets – Media rights

The table below shows the Contract assets roll-forward from January 1, 2022, to June 30, 2022. During the period January 1, 2021 – June 30, 2021, the Company did not perform any media activities.

Contract assets	January 1, 2022	Additions	Q1 2022 COGS	FX Rate adj.	March 31, 2022	Additions	Q2 2022 COGS	FX Rate adj.	June 30, 2022

Media	2,758	2,835	(4,510)	(50)	1,033	4,427	(3,586)	(69)	1,806
Total	$2,758	$2,835	$(4,510)	$(50)	$1,033	$4,427	$(3,586)	$(69)	$1,806

6. Prepaid and other current assets

Prepaid and other current assets consist of the following:

	June 30,	December 31,
	2022	2021
Prepaid	$2,089	$1,449
Security Deposits for leasing vehicles	1,039	—
D&O Insurance Coverage	591	3,133
Other current assets	739	99
Total prepaid and other current assets	$4,458	$4,681

Security Deposits for leasing vehicles amounted to $1,039, which consisted of the following:

a)	$678 deposit, paid in March 2022, in connection with a 12-month capital lease agreement covering approximately 3,000 eScooters for European markets, and;
b)	$361 deposit, paid in May 2022, in connection with a 18-month capital lease agreement for 800 eScooters for US markets. This deposit will be refunded in May 2023 before the expiration of the agreement.

Refer to “Commitments and Contingencies” paragraph for further disclosures related to the capital lease agreements.

7. Property, equipment and vehicle deposits, net

Property and equipment consist of the following:

	June 30,	December 31,
	2022	2021
Sharing electric vehicles	$11,995	$9,348
Furniture, fixtures, equipment, computers, and software	2,384	2,195
Leasehold improvements	698	655
Electric vehicle deposits	3,352	2,928
Total property, equipment and vehicle deposits, gross	18,429	15,126
Less: accumulated depreciation	(7,195)	(7,510)
Total property, equipment and vehicle deposits, net	$11,234	$7,616

Depreciation expenses related to the leased assets amounted to $434 and $567 for the three and six months ended on June 30, 2022, respectively.

The table below shows the Electric vehicle deposits roll-forward from January 1, 2022, to June 30, 2022. During the period January 1, 2021 – June 30, 2021, no activity occurred for the deposit account.

Advance to Suppliers	January 1, 2022	Additions	Reclassification in Sharing electric vehicles	FX Rate adj.	June 30, 2022

Mobility	2,928	3,090	(2,553)	(113)	3,352
Total	$2,928	$3,090	$(2,553)	$(113)	$3,352

8. Goodwill

The table below shows the Goodwill roll-forward from January 1, 2022, to June 30, 2022.

Goodwill	January 1, 2022	Additions	Impairment	FX rate Adj	June 30, 2022

MiMoto Smart Mobility S.r.l.	10,696	—	—	(905)	9,791
Total	$10,696	$—	$—	$(905)	$9,791

9. Other assets

Letter of Intent

On May 12, 2022, the Company entered into a Letter of Intent (“LOI”) with Wheels Labs, Inc. (“Wheels”) a Group operating in the micro-mobility industry. In connection with the LOI, the Company agreed to provide Wheels a deposit of $1 million. Wheels is only required to return that deposit if it fails to comply with certain covenants set out in the LOI, or if it fails to take all reasonable steps to effectuate the transaction that is the subject of the Letter of Intent pursuant to its terms.

On June 20, 2022, the Company amended the original LOI. Based on the amended LOI, the Company will negotiate with Wheels on an exclusive basis, the terms and conditions for the acquisition of all of the outstanding capital stock of Wheels and agreed to provide additional $1 million in July 2022 and $1 million in August 2022 as additional deposit. The Company did not pay the additional deposits due in July and August.

Other assets consist of the following:

	June 30,	December 31,
	2022	2021
Letter of Intent	$1,000	$—
Other	539	1,212
Total other assets	$1,539	$1,212

10. Liability warrants

The Company’s Warrants, classified as a liability, consisted of the following:

	June 30,	December 31,
	2022	2021
GRNV Sponsor Private Warrants	210	1,596
Total liability warrants	$210	$1,596

The tables below show the warrant liabilities roll-forward from January 1, 2021, to June 30, 2021, and from December 31, 2021, to June 30, 2022.

Warrant liabilities	January 1, 2021	Change in fair value	Exercise (fair value)	June 30, 2021

2020 Warrant Purchase Agreement *	6,439	4,128	(10,567)	—
Total	$6,439	$4,128	$(10,567)	$—

*	On March 26, 2021, the investors exercised the 2020 Warrant Purchase Agreement and the Company issued 1,075,867 Class A Common Shares (considering the GRNV conversion ratio). No activity occurred during the period from March 31, 2021 to June 30, 2021.

The table below show a cumulative change in fair value amounted to $1,386, of which $945 has been recorded for the period from December 31, 2021, to March 31, 2022, and $441 for the three months ended June 30, 2022.

Warrant liabilities	December 31, 2021	Change in fair value	Exercise (fair value)	June 30, 2022

GRNV Sponsor Private Warrants	1,596	(1,386)	—	210
Total	$1,596	$(1,386)	$—	$210

The following tables summarize the fair value hierarchy of the Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2022, and December 31, 2021.

	June 30, 2022
	Total	Level 1	Level 2	Level 3
GRNV Sponsor Private Warrants	$210	—	—	$210
Total	$210	$—	$—	$210

	December 31, 2021
	Total	Level 1	Level 2	Level 3
GRNV Sponsor Private Warrants	$1,596	—	—	$1,596
Total	$1,596	$—	$—	$1,596

 Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. GRNV Sponsor Private Warrants are accounted as liability and categorized as Level 3 financial liabilities for the absence of an active market.

As of June 30, 2022, and December 31, 2021, the fair values of each GRNV Sponsor Private Warrant amounted to $0.10 and $0.76, respectively. The fair values were determined using the Black-Scholes option-pricing model with the following assumptions.

	June 30,	December 31,
	2022	2021
Remaining term (in years)	4.12	4.62
Expected volatility	90%	40%
Risk-free interest rate	3.00%	1.2%
Expected dividend yield	—%	—%

11. Current and Non-current financial liabilities and capital leases, net

The Company’s Financial liabilities consisted of the following:

	Interest Rate	Maturity Date		June 30, 2022	December 31, 2021
2021 Convertible Debts amended	5%	2022		16,488	30,291
2022 Convertible Debts	5%	2023	(2)	10,081	—
Secured Long Term Loan	12.7%	2023		14,245	13,679
Long Term Loan	4.5%	2026		3,344	3,918
Long Term Loan	5.4%	2024		1,561	2,054
Capital lease liability(1)	N/A	2023		2,792	—
CEO Promissory Note (Related Party)	0%	2022		380	—
Other financial liabilities	Varies	Varies		1,017	1,053
Total principal and accumulated interests				49,907	50,994
Total unamortized debt discounts and debt issuance costs				(1,753)	(7,464)
Total financial liabilities and capital leases, net				48,154	43,530
Of which classified as Current financial liabilities and capital liabilities, net				30,597	25,473
Of which classified as Non-current financial Liabilities, net				17,557	18,057

(1)	Please refer to Commitments and Contingencies

The table below shows the impact on the statements of operations, Interest expense, net and Loss on extinguishment of debts accounts, related to the financial liabilities for the three and six months ended June 30, 2022 and June 30, 2021.

Schedule of Financial liabilities impacts on Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
2021 Convertible Debts pre and post amendment	426	—	1,810	—
2022 Convertible Debts	384	—	384	—
Secured Long Term Loan	516	418	973	454
Other financial liabilities	185	148	325	610
Total Interest expenses, net	1,512	566	3,492	1,064

2021 Convertible Debts	2,065	—	2,065	—
Total Loss on extinguishment of debts	2,065	—	2,065	—

2021 Convertible Debts

Amendments

The three 2021 convertible notes are convertible by the Note Holder upon issuance. In accordance with the original agreement the conversion price will be the lower of a Fixed Conversion Price or 92.5% of the lowest daily volume-weighted average price (VWAP) of the Class A Common Stock during the five consecutive trading days immediately preceding the conversion date, provided that the conversion price may not be less than the Floor Price.

On April 15, 2022, and on May 17, 2022, Helbiz amended certain terms of the 2021 Convertible Notes and related 1,000,000 Warrants previously issued under the 2021 SPA, see below the terms amended:

Original Terms impacted	Note-1	Note-2	Note-3	Warrant
Maturity Date	October 12, 2022	October 22, 2022	November 11, 2022	N/A
Fixed Conversion Price	$20.00	$20.00	$20.00	N/A
Floor Price	$10.00	$8.25	$8.55	N/A
Strike Price	N/A	N/A	N/A	$20.00

Amended Terms	Note-1	Note-2	Note-3	Warrant
Maturity Date	December 31, 2022	December 31, 2022	December 31, 2022	N/A
Fixed Conversion Price	$3.00	$3.00	$3.00	N/A
Floor Price	$0.25	$0.25	$0.25	N/A
Strike Price	N/A	N/A	N/A	$3.00

Additionally, the parties also entered into a Guaranty Agreement and a Pledge Agreement as a result of the April 15, 2022 amendment.

Based on the new terms described above, the Company considered the April 15, 2022, amendment as an extinguishment of the original 2021 Convertible Notes. As a result, the net carrying value of the original 2021 Convertible Notes have been derecognized and the amended 2021 Convertible Notes have been recorded at their fair values on the date of the amendment (April 15, 2022). On April 15, 2022, the fair value of the amended 2021 Convertible Notes have been estimated as the principal amounts and accrued interests and unpaid interests.

The difference between the two amounts, amounted to $2,065 which represents the debt discounts on April 15, 2022, has been recorded in the statements of operations as Loss on extinguishment of debt.
15

The Company analyzed the April 15, 2022 amendment of the exercise price of the 1,000,000 warrants issued to the 2021 Convertible Note Holder that had been classified as equity, in accordance with ASU 2021-04 which resulted in no impact on the interim financial statement ended June 30, 2022.

On April 15, 2022, all the Helbiz Inc. subsidiaries (“Guarantors”) entered into a Guaranty Agreement in favor of the Note Holder with respect to all the obligations Helbiz Inc owes to the Note Holder pursuant to the 2021 and 2022 Convertible Notes SPAs (refer below for further information regarding the 2022 Convertible Notes). The Guarantors, jointly and severally, guarantee to the Note Holder the full and unconditional payment when due, contained in the two SPAs. The Guarantors agree that after the occurrence of any default in the payment or performance of the obligations, the Guarantors will not demand, sue for or otherwise attempt to collect any such indebtedness of the Note Holder to the Guarantors until the obligations shall have been paid in full.

On April 15, 2022, Salvatore Palella (Helbiz Inc CEO and majority shareholder) entered into a Pledge Agreement in favor of the Note Holder. The agreement grants the Note Holder a first priority security interest and pledge in at least $7,000,000 shares of Class B Common Stock that are owned by the CEO of the Company as security for the Company’s obligations under the 2021 and 2022 Convertible Notes SPAs.

ASU 2020-06

Effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective approach, under this new guidance the BCF does not require bifurcation from the host liability. As a result, on January 1, 2022, the Company derecognized the BCF from the condensed combined balance sheet. In detail, the interest expense that arose from the amortization of the debt discount related to the BCF during 2021, amounted to $816, has been recognized as a cumulative adjustment to accumulated deficit at the transition date. Additionally, the remaining BCF debt discount balance at the transition date, amounted to $3,371 and the equity amount originally recorded at the issuance date $4,187 for the BCF, have been derecognized on the transition date.

Conversions

During the three months ended June 30, 2022, the Note Holder converted $7,516 (of which $7,354 as principal and $162 as accumulated interests) of the 2021 Convertible Notes into 7,242,626 Class A Common Shares.

During the six months ended June 30, 2022, the Note Holder converted $14,398 (of which $13,854 as principal and $544 as accumulated interests) of the 2021 Convertible Notes into 9,649,626 Class A Common Shares.

2022 Convertible Debts

On April 15, 2022 (“closing date”), the Company entered into a Securities Purchase Agreement (the “SPA”) with YA II, Ltd. (the “Note Holder”), pursuant to the terms of the SPA, the Company received from the Note holder proceeds of $10 million and issued: (i) 150,000 shares of Class A common stock as a commitment fee, (ii) 500,000 Warrants to buy 500,000 Class A common shares with an exercise price of $3.00 per share and a five-year expiration date, and (iii) two convertible notes with the following terms.

	Convertible Note-1	Convertible Note-2
Issuance date	April 15, 2022	May 27, 2022
Maturity Date	April 15, 2023	May 27, 2023
Principal	$6,000,000	$4,000,000
Fixed Conversion Price	$3.00	$3.00
Floor Price	$0.25	$0.25
Interest rate	5.00%	5.00%
Default interest rate	15.00%	15.00%

The two convertible notes are convertible by the Note Holder upon issuance. The conversion price will be lower of the Fixed Conversion Price or 92.5% of the lowest daily volume-weighted average price (“DVWAP”) of the Class A Common Stock during the five consecutive trading days immediately preceding the conversion date, provided that the conversion price may not be less than the Floor Price.

Based on the SPA and the amendment that occurred on May 17, 2022, the Company is required to pay a redemption premium in two circumstances: a) if the Company redeems the convertible notes prior to maturity; or b) if 90 days after the issuance, the DVWAP is less than the Floor Price for ten trading days during a period of 15 consecutive trading days. In case event b) occurred the Company is required to make monthly payments which shall be in an amount equal to the sum of (i) the principal amount outstanding divided by the number of such monthly payments until maturity, (ii) a redemption premium of 10% of such principal amount and (iii) accrued and unpaid interest hereunder as of each payment date. The Company obligation to make monthly payments cease if the Company reduces the Floor Price. The reduced Floor Price shall be equal to no more than 80% of the Closing Bid Price on the Trading Day immediately prior to such Reset Notice.

At the issuance dates of the Convertible Notes, the Company separated the Convertible Notes into a liability and equity components. In detail, at the issuance of the convertible notes, the Company determined the fair value of:

(i)	500,000 warrants issued. The fair value of each warrant was $1.34, and it is based on the following assumptions: risk free rate 2.79%, volatility 60% and remaining term 5.00 years;
(ii)	150,000 commitment shares issued. The fair value of each share was $2.66, based on the closing price of Company’s common stock at the issuance date; and

(iii)	convertible notes fair value has been approximated with their principal amount, $10 million due to the short term.

The Company allocated the gross proceeds between the Convertible Note - classified as Current liability - and the warrants - classified as equity component with no subsequent re-measurement - based upon their relative fair values. Additionally, the Company recorded the following debt discounts related to the Convertible notes:

a)	The fair value of the 150,000 commitment shares, amounted to $399. It represents an equity component recorded at closing date with no subsequent re-measurement; and

b)	Issuance costs related to legal fees, amounted to $451 ($155 cash and $296 issuance of common shares).

The difference between the principal amounts of the Convertible Notes and the liability components ("debt discount") is amortized to interest expense over the contractual term of the notes.

12. Commitments and Contingencies

Leases

The Company entered into various non-cancellable operating lease agreements for office facilities, e-mopeds leases, corporate vehicles’ licensing, and corporate housing entered into by the Company with lease periods expiring through 2024. These agreements require the payment of certain operating expenses, such as non-refundable taxes, repairs and insurance and contain renewal and escalation clauses. The terms of the leases provide for payments on a monthly basis and sometimes on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Lease expenses under operating leases were $746 and $1,484 for the three and six months ended on June 30, 2022, respectively; and $657 and $1,119 for the three and six months ended on June 30, 2021, respectively.

Additionally, the Company entered into various non-cancellable capital lease agreements for 3,750 eScooters and R&D equipment with financial institutions. The capital lease agreements included within Financial liabilities on the condensed consolidated balance sheet as of June 30, 2022 amounted to $2,792, of which $2,649 is related to the 3,750 eScooters and $143 is related to the R&D equipment. The capital lease agreements for the 3,750 eScooters have a duration between 12 to 18 months while the R&D equipment agreement has a duration of 36 months. The eScooters/R&D equipment under the lease are collateral for the lease obligations and are included within property, plant and equipment on the condensed consolidated balance sheet as of June 30, 2022 (Refer to Note. 7 Property, equipment and deposits, net for further information).

Lease expenses under capital leases were accounted as interest expenses for $83 and $112 for the three and six months ended on June 30, 2022, respectively.

	Operating leases	Capital leases
Year ending December 31:
2022	895	2,193
2023	588	777
2024	124	60
Thereafter	41	15
Total minimum lease payments	1,648	3,045
Less: Amounts representing interest not yet incurred		252
Present value of capital lease obligations		2,792
Less: Current portion		2,701
Long-term portion of capital lease obligations		91

Litigation

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. There are currently no material legal proceedings against the Company, and the Company is not aware of investigations being conducted by a governmental entity into the Company. The Company does not disclose litigation with a remote possibility of an unfavorable outcome.
17

13. Share based compensation expenses

Stock-based compensation expense is allocated based on (i) the cost center to which the award holder belongs, for employees, and (ii) the service rendered to the Company, for third-party consultants. The following table summarizes total stock-based compensation expense by account for the three and six months ended June 30, 2022, and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	2	5	12	17
Research and development	34	71	98	307
Sales and marketing	161	47	343	214
General and administrative	804	423	1,799	1,593
Total Share based compensation expenses, net	1,001	546	2,252	2,131
Of which related to shares to consultants not issued and adjustments for shares price at issuance	224	—	304	—

 14. Net Loss Per Share - Dilutive outstanding shares

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
2020 Equity Incentive Plan	7,354,869	7,409,701	7,354,869	7,409,701
Public Warrants	7,736,416	—	7,736,416	—
Convertible Notes *	43,219,831	—	43,219,831	—
Convertible Notes Warrants	1,500,000	—	1,500,000	—
GRNV Sponsor Private Warrants	2,100,000	—	2,100,000	—
Class B Common Shares - Held in escrow for indemnification purpose	1,600,000	—	1,600,000	—
2020 CEO Performance Award	600,000	600,000	600,000	600,000
2021 Omnibus Plan	368,750	—	368,750	—
Common Stocks to be issued outside equity incentive Plans	155,620	—	155,620	—
Convertible Preferred Stock Series B	—	1,313,753	—	1,313,753
Equity Award for Non-employees with Performance condition not satisfied		343,419	—	343,419
Total number of Common Shares not included in the EPS Basic and diluted	64,635,486	9,666,873	64,635,486	9,666,873

*	The number of Common Shares presented is based on the principal plus accumulated interests outstanding as of 6.30.2022 divided by $0.61 (92.5% of the lowest DVWAP of the Class A Common Stock during the five consecutive trading days immediately preceding 6.30.22)
18

15. Segment and geographic information

The following table provides information about our segments and a reconciliation of the total segment Revenue and Cost of revenue to loss from operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Mobility	2,716	2,982	4,293	3,997
Live	1,489	—	3,145	—
All Other	153	—	232	—
Total Revenue	$4,358	$2,982	$7,670	$3,997

Cost of revenue
Mobility	(5,019)	(6,073)	(9,657)	(10,577)
Live	(4,675)	—	(10,950)	—
All Other	(574)	—	(999)	—
Total Cost of revenue	$(10,267)	$(6,073)	$(21,606)	$(10,577)

Reconciling Items:
General and administrative	(6,436)	(2,638)	(13,115)	(6,592)
Sales and marketing	(3,415)	(1,275)	(6,013)	(2,408)
Research and development	(638)	(588)	(1,382)	(1,164)
Loss from operations	$(16,398)	$(7,592)	$(34,447)	$(16,744)

Revenue by geography is based on where a trip was completed, or media content occurred. The following table set forth revenue by geographic area for the three and six months ended June 30, 2022, and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Italy	3,709	2,031	6,661	2,681
United States	649	951	1,009	1,316
All other countries	—	—	—	—
Total Revenue	$4,358	$2,982	$7,670	$3,997

Long-lived assets, net includes property and equipment, intangible assets, goodwill, and other assets. The following table set forth long-lived assets, net by geographic area as of June 30, 2022, and December 31, 2021.

	June 30,	December 31,
Non-Current Assets	2022	2021
Italy	$16,480	$17,905
United States	7,402	3,337
All other countries	176	184
Total Non-Current Assets	$24,058	$21,426

16. Related Party Transactions

During the six months ended June 30, 2022, our majority shareholder and CEO has lent Helbiz, funds on an interest-free basis for cumulative gross proceeds of $380 through two Promissory Notes.

17. Subsequent Events

2021 Convertible Debts, conversion into Common Shares

From July 1, 2022, to the date of this prospectus, the Note Holder converted $4.6 million (including $0.4 million of interests) of the 2021 Convertible Notes into 9,694,902 of Class A Common Shares.

CEO Promissory notes, conversion into Common Shares

On July 20, 2022, the Company’s majority shareholder and CEO converted $0.2 million of its Promissory Notes into 327,425 of Class A Common Shares.

Issuance of Note

On July 11, 2022, the Company issued a note to an investor in exchange for 2 million Euro (approximately $2 million). The note carries 6.75% interest and mature in July 2027. The Company can redeem the note after December 15, 2023.

Issuance of Convertible Notes

On August 9, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with YA II, Ltd. (the “Note holder”), pursuant to the terms of the SPA, the Company issued to the Note holder a convertible note in the principal amount of $3 million. The convertible notes mature on the one-year anniversary date of their issuance and bears interest at a rate of 5% per annum. In case of an event of default under the convertible notes, the interest rate increases to 15% per annum. The conversion terms and conditions of the Convertible note are the same agreed for 2021 and 2022 Convertible Notes.

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

The following discussion refers to the financial results of Helbiz, Inc., for the three and six months ended June 30, 2022, and 2021. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refers to Helbiz and its affiliates. Except for per share data and as otherwise indicated, all dollar amounts set out herein are in thousands.

Overview

Helbiz, Inc. (and with its subsidiaries, where applicable, “Helbiz” or the “Company”) was incorporated in the state of Delaware in October 2015 with its headquarter in New York, New York. We are an intra-urban transportation company that seeks to help urban areas reduce their dependence on individually owned cars by offering affordable, accessible and sustainable forms of personal transportation, specifically addressing first and last mile transport.

Founded on proprietary technology platforms, the Company’s core business is the offering of electric scooters bikes and mopeds in the sharing environment. Through its Mobility App, we offer an intra-urban transportation solution that allows users to instantly rent electric vehicles. We currently have electric vehicles operating in the United States and Europe.

Starting from the second half of 2021, we expanded our product offerings through two other business lines: (i) the acquisition, commercialization and distribution of media contents including live sport events such as the Italian Serie B Soccer League. This revenue stream is supported by Helbiz Live App, which is separated from the Mobility App, and (ii) food delivery services through a delivery-only “ghost kitchen” restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order meals, in Milan. The service is fully integrated in the Mobility App.

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

Italian licenses

We are a substantial operator in Italy in the micro-mobility environment, based on number of licenses awarded, and number of vehicles authorized. During the six months ended June 30, 2022, we provided sharing electric mobility services in the following Italian cities:

•        E-scooter: Rome, Milan, Turin, Naples, Parma, Palermo, Collegno, Pisa, Modena, Ravenna, Latina, Pescara, Bari, Ferrara, Fiumicino, Montesilvano, Cesena, Reggio Emilia, Frosinone, Catania and San Giovanni Teatino; and

•        E-moped: Milan, Turin, Florence, Genova, and Pescara.

United States licenses

During the six months ended June 30, 2022, we provided the following services in the following U.S. cities:

•        E-scooter services: Washington (D.C.), Sacramento, (California), Charlotte (North Carolina), Santa Barbara (California), Miami (Florida), Jacksonville (Florida), Miami Lakes (Florida), Miami Dade (Florida), Oklahoma City (Oklahoma), and Durham (North Carolina);

•         E-bike services: Miami Lakes (Florida)

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the Three and Six Months June 30, 2022 and 2021

The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2022, and for the three and six months ended June 30, 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$4,358	$2,982	$7,670	$3,997
Operating expenses:
Cost of revenue	10,267	6,073	21,606	10,577
General and administrative	6,436	2,638	13,115	6,592
Sales and marketing	3,415	1,275	6,013	2,408
Research and development	638	588	1,382	1,164
Total operating expenses	20,756	10,574	42,116	20,741

Loss from operations	(16,398)	(7,592)	(34,447)	(16,744)
Total non-operating income (expenses), net	(3,335)	(554)	(4,679)	(5,452)
Income Taxes	(7)	(18)	(12)	(33)
Net loss	$(19,740)	$(8,164)	$(39,137)	$(22,229)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue (1)	236%	204%	282%	265%
General and administrative (1)	148%	88%	171%	165%
Sales and marketing (1)	78%	43%	78%	60%
Research and development (1)	15%	20%	18%	29%
Total operating expenses	476%	355%	549%	519%

Loss from operations	(376)%	(255)%	(449)%	(419)%
Total non-operating income (expenses), net	(77)%	(19)%	(61)%	(136)%
Income Taxes	(0)%	(1)%	(0)%	(1)%
Net loss	$(453)%	$(274)%	$(510)%	$(556)%

(1)	Includes stock-based compensation for employees and services received, as follows

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation
Cost of revenue	$2	$5	$12	$17
General and administrative	804	423	1,799	1,593
Sales and marketing	161	47	343	214
Research and development	34	71	98	307
Total Stock- based compensation expenses	$1,001	$546	$2,252	$2,131

Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Mobility Revenues	$2,716	$2,982	(9)%	$4,293	$3,997	7%
Pay per ride	2,187	2,304	(5)%	3,392	3,099	9%
Mobility Subscriptions	360	451	(20)%	648	615	5%
Partnerships fees	169	227	(26)%	253	$283	(11)%
Media Revenues	$1,489	$—	100%	$3,145	$—	100%
Commercialization of Media rights (B2B)	1,052	—	100%	2,348	—	100%
Advertising fees	156	—	100%	206	—	100%
Live subscriptions (B2C)	281	—	100%	591	—	100%
Other Revenues	$153	$—	69%	$232	$—	100%
Total Revenues	$4,358	$2,982	46%	$7,670	$3,997	92%

Total revenue increased by $1,367, or 46%, for the three months ended June 30, 2022, compared with the three months ended June 30, 2021, and increased by $3,673, or 92% for the six months ended June 30, 2022, compared with the three months ended June 30, 2021. This increase was primarily due to the media revenues related to the commercialization of media rights.

Mobility revenues

Mobility revenues increased by $296, or 7%, in the six months ended June 30, 2022 compared with six months ended June 30, 2021 and decreased by $266, or 9%, from 2,982 for the three months ended June 30, 2021, to $2,716 for the three months ended June 30, 2022. As shown in the paragraph Mobility - Key Financial Measures and Indicators, Trips and QAPUs increased in the mobility business in all the periods analyzed.

Foreign Exchange Impact on Mobility Revenue

The general strengthening of the U.S. dollar against the Euro in the three and six months ended on June 30, 2022 compared to the same period in 2021 had an unfavorable impact on revenue. If we had translated mobility revenue for the three and six months ended on June 30, 2022 using the prior year's monthly average exchange rates for our revenue in Euro, our total mobility revenue would have been $2,941 and $4,628, respectively. Using these constant rates, mobility revenue would have been $225 and $335 higher than actual mobility revenue, respectively, for the three and six months ended on June 30, 2022.

Media revenues

Helbiz Media revenues are related to the launch of the new business line, which occurred in August 2021. During the three and six months ended June 30, 2022, Media generated, respectively, revenues amounted to $1,489 and $3,145. We recorded respectively Revenues for $1,052 and $2,348 from the international commercialization and distribution of media contents to media partners, in the Business to Business (“B2B") environment, and $281 and $591 from Helbiz Live monthly and yearly subscriptions.

Cost of Revenues

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Mobility - Cost of revenues	$5,019	$6,073	(17)%	$9,657	$10,577	(9)%
Of which Amortization, Depreciation and write-off	1,257	2,173	(42)%	2,428	3,569	(32)%
Of which Stock-based Compensation	2	5	(60)%	12	17	(12)%
Media - Cost of revenues	4,675	—	100%	10,959	—	100%
Of which content licensing	3,473	—	100%	7,983	—	100%
Other - Cost of revenues	574	—	100%	999	—	100%
Total - Cost of revenues	10,268	6,073	69%	21,606	10,577	104%

Cost of Revenue increased by $4,195 or 69% and by 11,029, or 104% in the three and six months ended June 30, 2022 compared with three and six months ended June 30, 2021. The increase is mainly explained by the Media business and its content licensing expenses, which contributed to Cost of revenue for $3,473 and $7,983 in the three and six months ended June 30, 2022, respectively.

Cost of Revenues related to Mobility decreased by $1,054, or 17%, and by $920, or 9%, in the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, respectively. The decrease is mainly driven by the decrease in Depreciation, Amortization and write-off expenses, one of the main drivers of Cost of Revenue related to Mobility, which decreased by $916, or 42%, and by $1,141, or 32%, in the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, respectively.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
General and administrative	$6,436	$2,638	144%	$13,115	$6,592	99%
Of which Stock-based Compensation	804	423	90%	1,799	1,593	13%

General and Administrative expenses increased by $3,798 or 144%, and by $6,523 or 99% in the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, respectively.

The increase is mainly driven by the costs for being a public company, such as D&O insurance which contributed for approximately $2.6 million to the increase for the six months ended June 30, 2022.

Sales and Marketing

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Sales and marketing	$3,415	$1,275	168%	$6,013	$2,408	150%
Of which Stock-based Compensation	161	47	243%	343	214	60%

Sales and marketing expenses increased by $2,140 or 168%, and by $3,605 or 150% in the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, respectively.

The increase is in line with our strategy focused on significant investment in advertising, promotional and business development initiatives.

Research and Development

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Research and development	$638	$588	9%	$1,382	$1,164	19%
Of which Stock-based Compensation	34	71	(52)%	98	307	(68)%

Research and Development expenses increased by $50 or 9%, and by $218 or 19% in the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, respectively. Such increase is mainly driven by the continuous investments in the in-house IT engineering team, who had successfully integrated Helbiz Kitchen into the Mobility App and developed Helbiz Live App/platform.

Total non-operating income (expense), net

	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change

Interest expense	$(1,512)	$(566)	167%	$(3,492)	$(1,064)	228%
Fair value adjustments	$441	$—	100%	$1,386	$(4,128)	(134)%
Loss on extinguishment of debts	(2,065)	—	100%	(2,065)	—	100%
Other financial income (expense)	$(198)	$12	(1,753)%	$(508)	$(260)	95%
Total other income (expense), net	$(3,334)	$(554)	502%	$(4,679)	$(5,452)	(14)%

Interest expenses

Interest expenses increased by $946, or 167%, from $566 for the three months ended June 30, 2021, to $1,512 for the three months ended June 30, 2022, and by $2,428, or 228%, from $1,064 for the six months ended June 30, 2021, to $3,492 for the six months ended June 30, 2022. Such increase is mainly driven by the 5% interests’ expenses and amortization of debt discounts related to the 2021 and 2022 Convertible notes, amounted to $810 and $2,194 during the three and six months ended June 30, 2022, respectively.

Change in fair value of warrant liabilities

Fair value adjustments amounted to $441 and $1,386 for the three and six months ended June 30, 2022, is related to the fair value adjustment for 2,100,000 GVAC Sponsor Private Warrants. The mentioned positive fair value adjustment is mainly driven by the decrease of the market price.

Loss on extinguishment of debt

Loss on extinguishment of debt amounted to $2,065 for the three and six months ended June 30, 2022. The amount is related to the 2021 Convertible debt amendment which has been considered as an extinguishment of the original 2021 Convertible Notes. On April 15, 2022 (amendment date) the net carrying value of the original 2021 Convertible Notes have been derecognized and the amended 2021 Convertible Notes have been recorded at their fair values on the date of the amendment. The difference between the two amounts, amounted to $2,065, has been recorded in the statements of operations as Loss on extinguishment of debt.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from outside sources of invested capital. We have had, and expect that we will continue to have, an ongoing need to raise additional cash from outside sources to fund our operations and expand its business. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed. Successful transition to attaining profitable operations depends upon achieving a level of revenues adequate to support our cost structure.

As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents of $2,480, excluding restricted cash of $110 (included in Other Assets) and $193 (included in prepaid and other current assets). Cash and cash equivalents consisted of bank deposits in U.S. Dollar and Euro.

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

We plan to continue to fund our operations and expansion plan, including the new business lines through debt and equity financing, for the next twelve months. As a result, we decided to take the following actions during July and the first half of August 2022:

-	In July 2022, we issued a note to an investor in exchange for 2 million Euro (approximately $2 million). The note carries 6.75% interest and mature in July 2027. The Company can redeem the note after December 15, 2023.

-	In August 2022, we entered into a Securities Purchase Agreement (the “SPA”) with YA II, Ltd. (the “Note holder”). Pursuant to the terms of the SPA, we issued a convertible note in the principal amount of $3 million; we received proceeds for $3 million. The convertible note carries 5.00% interest and mature in August 2023.

We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our growth and expanded operations, including the new business lines. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows activities:

	June 30, 2022	June 30, 2021

Net cash used in operating activities	$(23,206)	$(10,613)
Net cash used in investing activities	(4,703)	(7,208)
Net cash provided by financing activities	9,133	21,456
Effect of exchange rate changes	306	(39)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(18,470)	$3,596

Operating Activities

During the six months ended June 30, 2022, operating activities used $23,206 of cash, resulting from our net loss of $39,137, partially offset by net changes in operating assets and liabilities for $7,554 and non-cash expenses for $8,375.

Net changes in operating assets and liabilities consisted primarily in the increase in accounts payable for $3,935, the increase in accrued expenses and other current liabilities of $2,263, and the decrease in prepaid assets for $2,617, partially offset by the increase in accounts receivable of $1,337.

Non-cash expenses are mainly related to: (i) equity-based compensation for $2,252, (ii) depreciation, amortization, and loss on disposal of assets for $2,777, (iii) non-cash interest expenses for $2,971, and (iv) loss on extinguishment of debts for $2,065, partially offset by (v) changes in fair value of financial instruments for $1,386 and (vi) changes in fair value of accounts payable for $304.

Investing Activities

During the six months ended June 30, 2022, investing activities used $4,703 of cash. We paid approximately $3 million to vehicle manufacturers as deposits for e-bikes, e-scooters and e-mopeds. Those vehicles are expected to be delivered through all the year. Additionally, we paid a deposit of $1,000 for entering into a Letter of Intent with Wheels Labs, Inc., and we invested $0.1 million in operating licenses, categorized as intangible assets.

Financing Activities

During the six months ended June 30, 2022, financing activities provided $9,133 of cash, mostly proceeds from issuance of financial liabilities for $10,628 mainly related to the issuance of the 2022 Convertible Notes, partially offset by the repayment of financial liabilities for $1,495.

 Indebtedness

The following table summarizes our indebtedness as of June 30, 2022:

As of June 30, 2022

Current Financial Liabilities and Capital leases	$30,807
Current portion of financial Debts	30,294
Of which related to Convertible debts	25,419
Other current financial liabilities	303
GVAC Sponsor Private Warrants	210
Non-Current Financial Liabilities	17,557
Secured Long Term Loan	13,889
Long-term Loans, net	3,668
Total Financial Liabilities, and Capital leases and liability Warrant	$48,364

Equity warrants

As of June 30, 2022, the Company has the following outstanding warrants classified as equity component: 7,736,416 Public Warrants and 1,500,000 Convertible Note Warrants. On April 15, 2022, the Company issued 500,000 Convertible Note Warrants to buy 500,000 Class A common shares with an exercise price of $3.00 per share, at closing date and five years as expiration date. Additionally, on April 15, 2022 the Company amended the previously issued 1,000,000 Convertible Note Warrants by reducing the exercise price from $20.00 to $3.00.

Common Stock

As of June 30, 2022, the Company’s charter authorized the issuance of up to 285,774,102 of Class A common shares of common stock at $0.0001 par value per share, 14,225,898 of Class B common shares of common stock at $0.00001 par value per share and 100,000,000 shares of preferred stock at $0.00001 par value per share.

Holders of shares of Class A Common Stock will be entitled to cast one vote per share and holders of shares of Class B Common Stock will be entitled to cast the lesser of (a) ten votes per share of Class B common stock or (b) such number of votes per share as shall equal the ratio necessary so that the votes of all outstanding shares of Class B Common Stock shall equal sixty percent (60%) of all shares of Class A Common Stock and shares of Class B Common Stock entitled to vote as of the applicable record date on each matter properly submitted to stockholders entitled to vote. On August 12, 2021, an aggregate of 1,600,000 shares of Helbiz Class B common stock issuable to the Helbiz CEO and Founder, Salvatore Palella, were deposited into a third-party escrow account to serve as Helbiz’s exclusive security for the Founder’s obligation to indemnify Helbiz under the Merger Agreement. The survival period for such indemnification is 12 months.

On April 15, 2022, Helbiz CEO and Founder, Salvatore Palella entered into a Pledge Agreement in favor of the Convertible Note Holder (YA II, Ltd.). The agreement grants the Convertible Note Holder a first priority security interest and pledge in at least $7,000,000 shares of Class B Common Stock that are owned by the CEO of the Company as security for the Company’s obligations under the 2021 and 2022 Convertible Notes SPAs.

Related Party Transactions

During the six months ended June 30, 2022, our majority shareholder and CEO has lent Helbiz, funds on an interest-free basis for cumulative gross proceeds of $380 through two Promissory Notes.

Contractual Obligations and Commitments

Leases

The Company entered into various non-cancellable operating lease agreements for office facilities, e-mopeds leases, corporate vehicles’ licensing, and corporate housing entered by the Company with lease periods expiring through 2024. These agreements require the payment of certain operating expenses, such as non-refundable taxes, repairs and insurance and contain renewal and escalation clauses. The terms of the leases provide for payments on a monthly basis and sometimes on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Lease expenses under operating leases were $746 and $1,484 for the three and six months ended on June 30, 2022, respectively; and $657 and $1,119 for the three and six months ended on June 30, 2021, respectively.

Additionally, the Company entered into various non-cancellable capital lease agreements for 3,750 eScooters and R&D equipment with financial institution. The three agreements have a total present value of the obligations amounted to $2,792 of which $2,649 is related to the 3,750 eScooters and $143 is related to the R&D equipment. The capital lease agreements for the 3,750 eScooters have a duration between 12 to 18 months while the R&D equipment agreement has a duration of 36 months. The eScooters/R&D equipment under the lease are collateral for the lease obligations and are included within property, plant and equipment on the condensed consolidated balance sheet as of June 30, 2022 (Refer to Note. 7 Property, equipment and deposits, net for further information).

Lease expenses under capital leases were accounted as interest expenses for $83 and $112 for the three and six months ended on June 30, 2022, respectively.

	Operating leases	Capital leases
Year ending December 31:
2022	895	2,193
2023	588	777
2024	124	60
Thereafter	41	15
Total minimum lease payments	1,648	3,045
Less: Amounts representing interest not yet incurred		252
Present value of capital lease obligations		2,792
Less: Current portion		2,701
Long-term portion of capital lease obligations		91

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

Future annual minimum payments related to Media rights’ agreements as of June 30, 2022, are as follows. All the agreements are in Euro, in order to calculate the future annual minimum payments, the Euro payments are exchanged in Dollar using the three months ended June 2022 average exchange rate.

Amount
Year ending December 31:
2022	$12,501
2023	18,672
2024	9,722
Thereafter	—
Total	$40,895

Content licensing expenses, recorded as Cost of Revenues, were $4,660 and $10,923 for the three and six months ended on June 30, 2022.

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

Future annual minimum sponsorship payments as of June 30, 2022, are as follows:

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

While our significant accounting policies are described in greater detail in Note 2, “Summary of Significant Accounting Policies and Use of Estimates” to our consolidated financial statements as of December 31, 2021 and in Note 3, “Summary of Significant Accounting Policies and Use of Estimates” to our condensed consolidated financial statements as of June 30, 2022 included elsewhere in this prospectus, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Recent Accounting Pronouncements Adopted

Refer to Note 3. Summary of Significant Accounting Policies and Use of Estimates included in Notes to Condensed Consolidated Financial Statement.

Accounting Pronouncements Issued but Not Yet Adopted

Refer to Note 3. Summary of Significant Accounting Policies and Use of Estimates included in Notes to Condensed Consolidated Financial Statement.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on such evaluation, due to a material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From July 1, 2022, to the date of this prospectus, we issued 9,694,902 shares of Class A common stock as conversion of 2021 Convertible Notes.

On August 1, 2022, we issued 383,509 shares of Class A common stock in exchange for services, primarily legal and marketing, provided by third-parties. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

On July 20, 2022, the Company’s majority shareholder and CEO converted $0.2 million of its Promissory Notes into 327,425 of Class A Common Shares, issued on August 1, 2022.

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

Helbiz, Inc.

Date: August 15, 2022	By:	/s/ Salvatore Palella
	Name:	Salvatore Palella
	Title:	Chief Executive Officer

Date: August 15, 2022	By:	/s/ Giulio Profumo
	Name:	Giulio Profumo
	Title:	Chief Financial Officer

