Form 10-Q
period 2022-09-30
Helbiz, Inc.
filed 2022-11-14
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 14, 2022, 79,062,012 shares of Class A common stock, par value $0.00001 per share, were issued and outstanding and 14,225,898 shares of Class B common stock, par value $0.00001 per share, were issued and outstanding.

HELBIZ, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	4
Item 1. Unaudited Financial Statements	4
Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	4
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021 (unaudited)	5
Condensed Consolidated Statements Changes in Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2022 and 2021 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	9
Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	37
Item 4. Controls and Procedures	37
Part II. Other Information	38
Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3. Defaults Upon Senior Securities	38
Item 4. Mine Safety Disclosures	38
Item 5. Other Information	38
Item 6. Exhibits	38
Part III. Signatures	39

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Helbiz, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,334	$21,143
Accounts receivables	1,378	451
Prepaid Media rights	1,953	2,758
VAT receivables	2,222	2,992
Prepaid and other current assets	5,157	4,681
Total current assets	14,044	32,025
Property, equipment and deposits, net	9,140	7,616
Other assets	3,411	3,287
Goodwill	—	10,696
TOTAL ASSETS	$26,595	$53,623

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short term financial liabilities and capital leases, net	$29,678	$27,069
Account payables	11,683	10,536
Deferred revenues	4,517	1,585
Accrued expenses and other current liabilities	2,868	3,806
Total current Liabilities	48,746	42,996
Other non-current liabilities	402	419
Non-current financial liabilities, net	19,037	18,057
TOTAL LIABILITIES	68,185	61,472
Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.00001 par value; 285,774,102 shares authorized and; 49,958,264 and 16,289,209 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	131,680	101,454
Class B Common stock, $0.00001 par value; 14,225,898 shares authorized and; 14,225,898 shares issued and outstanding at September 30, 2022 and December 31, 2021.	—	—
Accumulated other comprehensive (loss) income	(1,704)	(621)
Accumulated deficit	(171,567)	(108,682)
Total Stockholders’ deficit	(41,590)	(7,849)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,595	53,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

Helbiz, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$3,675	$4,702	$11,345	$8,700
Operating expenses:
Cost of revenue	8,346	9,844	29,952	20,421
Impairment of Assets	10,390	—	10,390	—
General and administrative	5,418	9,298	18,402	15,891
Sales and marketing	1,719	4,374	7,560	6,782
Research and development	650	853	2,033	2,017
Total operating expenses	26,523	24,370	68,337	45,111

Loss from operations	(22,848)	(19,668)	(56,992)	(36,411)

Non-operating income (expenses), net
Interest expense, net	(1,482)	(562)	(4,974)	(1,627)
Gain (loss) on extinguishment of debts	—	—	(2,065)	—
Change in fair value of warrant liabilities	63	(8,038)	1,449	(12,166)
Other income (expenses), net	(289)	(41)	(1,100)	(301)
Total non-operating income (expenses), net	(1,708)	(8,641)	(6,690)	(14,094)

Income Taxes	(6)	(7)	(18)	(40)
Net loss	$(24,562)	$(28,316)	$(63,700)	$(50,545)

Deemed Dividends and Deemed Dividends equivalents	$—	$(418)	$—	$(490)

Net loss per share attributable to common stockholders	$(24,562)	$(28,734)	$(63,700)	$(51,035)

Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(1.09)	$(1.59)	$(2.17)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	54,405,868	26,265,400	40,116,825	23,511,764

Net loss	(24,562)	(28,316)	(63,700)	(50,545)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	$(554)	$(287)	$(1,083)	$(326)

Net loss and comprehensive income, excluded Deemed Dividends and Deemed Dividends equivalents	$(25,116)	$(28,603)	$(64,783)	$(50,871)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELBIZ, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2022

(in thousands, except share and per share data)

(unaudited)

		Class A Common Stock		Class B Common Stock			Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
		Shares	Amount	Shares	Amount		Deficit	Income	DEFICIT
Balance as of June 30, 2022	—	2,63,93,183	$1,14,888	$1,42,25,898	$—	—	$(147,003)	$(1,150)	$(33,267)
Issuance of common shares – for conversion of 2021 Convertible Notes		2,12,90,328	14,704	—	—		—	—	14,704
Issuance of Warrants - in conjunction with Convertible Notes issuance	—	—	188	—	—	—	—	—	188
Issuance of common shares – to legal advisors for Convertible Note issuance		2,50,000	155	—	—		—	—	155
Issuance of common shares - for Settlement of Account Payables		12,30,726	720	—	—		—	—	720
Issuance of common shares - for Settlement of CEO Promissory Note and CEO Deferred Salaries		4,06,790	304	—	—		—	—	304
Share based compensation		3,87,237	722	—	—		—	—	722
Changes in currency translation adjustment		—	—	—	—		—	(554)	(554)
Net loss		—	—	—	—		(24,562)	—	(24,562)
Balance as of September 30, 2022	—	4,99,58,264	$1,31,680	$1,42,25,898	$—	—	$(171,567)	$(1,704)	$(41,590)

		Class A Common Stock		Class B Common Stock			Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
		Shares	Amount	Shares	Amount	—	Deficit	Income	DEFICIT
Balance as of January 1, 2022	—	1,62,89,209	$1,01,454	$1,42,25,898	$—	—	$(108,682)	$(621)	$(7,849)
ASU No. 2020-06 - modified retrospective method		—	(4,187)	—	—		816	—	(3,371)
Issuance of common shares – for Conversion of 2021 Convertible Notes	—	3,09,39,954	29,030	—	—	—	—	—	29,030
Issuance of Warrants - in conjunction with Convertible Notes issuance		—	790	—	—		—	—	790
Issuance of common shares – Commitment shares for Convertible Notes issuance		1,50,000	399	—	—		—	—	399
Issuance of common shares – to legal advisors for Convertible Note issuance		4,50,000	451	—	—		—	—	451
Issuance of common shares - for Settlement of Account Payables		12,57,892	768	—	—		—	—	768
Share based compensation		4,64,419	2,671	—	—		—	—	2,670
Issuance of common shares - for Settlement of CEO Promissory Note and CEO Deferred Salaries		4,06,790	304	—	—		—	—	304
Changes in currency translation adjustment		—	—	—	—		—	(1,083)	(1,083)
Net Loss		—	—	—	—		(63,700)	—	(63,700)
Balance as of September 30, 2022	—	4,99,58,264	$1,31,680	$1,42,25,898	$—	—	$(171,567)	$(1,704)	$(41,590)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELBIZ, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three months ended September 30, 2021

(in thousands, except share and per share data)

(unaudited)

	SERIES B – CONVERTIBLE PREFERRED	Class A Common Stock		Class B Common Stock		Subscription	Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	STOCK	Shares	Amount	Shares	Amount	Receivables	Deficit	(Loss) Income	DEFICIT
Balance as of June 30, 2021	$4,112	8,587,511	$50,661	14,225,898	$0	—	$(58,522)	$(3)	(7,864)
Dividends and dividend equivalents for Preferred Stockholders	418	—	—	—	—	—	(418)	—	(418)
Issuance of common stock – for Conversion of Series B Convertible Redeemable Preferred Stocks	(4,530)	1,313,754	4,530	—	—	—	—	—	4,530
Reverse recapitalization and issuance of PIPE units - Net of offering costs	—	4,988,551	20,392	—	—	—	—	—	20,392
Share based compensation	—	380,520	4,343	—	—	—	—	—	4,343
Issuance of shares – for Exercise of Warrants	—	165,289	4,666	—	—	—	—	—	4,666
Changes in currency translation adjustment	—	—	—	—	—	—	—	(287)	(287)
Net loss	—	—	—	—	—	—	(28,316)	—	(28,316)
Balance as of September 30, 2021	$—	15,435,625	84,592	14,225,898	$0	$—	$(87,256)	$(290)	$(2,954)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELBIZ, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the nine months ended September 30, 2021

(in thousands, except share and per share data)

(unaudited)

	SERIES B – CONVERTIBLE PREFERRED	Class A Common Stock		Class B Common Stock		Subscription	Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	STOCK	Shares	Amount	Shares	Amount	Receivables	Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2021	$4,040	20,359,154	24,872	—	$—	(4,033)	$(36,221)	$36	(15,346)
Exchange of Class A Common Stock to Class C Common Stock	—	(14,225,898)	—	14,225,898	0	—	—	—	—
Issuance of common stock – for Sale	—	127,116	73	—	—	—	—	—	73
Share based compensation – for Issuance of Common Shares	—	5,720	923	—	—	—	—	—	923
Issuance of common stock – for MiMoto Smart Mobility S.r.l. Acquistion	—	1,057,740	10,389	—	—	—	—	—	10,389
Issuance of common stock – for Exercise of Warrants	—	1,241,156	15,233	—	—	—	—	—	15,233
Issuance of common stock – for settlement of Lease	—	177,827	1,747	—	—	—	—	—	1,747
Settlement of Subscription Receivables	—	—	—	—	—	4,033	—	—	4,033
Dividends and dividend equivalents for Preferred Stockholders	490	—	—	—	—	—	(490)	—	(490)
Issuance of common stock – for Conversion of Series B Convertible Redeemable Preferred Stocks	(4,530)	1,313,754	4,530	—	—	—	—	—	4,530
Reverse recapitalization and issuance of PIPE units - Net of offering costs	—	4,988,551	20,392	—	—	—	—	—	20,392
Share based compensation	—	390,506	6,433	—	—	—	—	—	6,433
Changes in currency translation adjustment	—	—	—	—	—	—	—	(326)	(326)
Net loss	—	—	—	—	—	—	(50,545)	—	(50,545)
Balance as of September 30, 2021	$—	15,435,625	84,592	14,225,898	$0	$—	$(87,256)	$(290)	$(2,954)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HELBIZ, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(unaudited)

	Nine months ended September 30,
	2022	2021
Operating activities
Net loss	$(63,700)	$(50,545)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,386	5,142
Impairment of assets	10,390	—
Loss on disposal of assets	189	264
Non-cash interest expenses and amortization of debt discount	3,977	1,031
Change in fair value of warrant liabilities	(1,449)	12,166
Other change in fair value	(102)	—
(Gain) or Loss on extinguishment of debts	2,065	—
Share-based compensation	2,705	6,433
Other non-cash items related to licensing	—	1,390
Changes in operating assets and liabilities:
Prepaid and other current assets	1,673	(8,508)
Security deposits	584	(540)
Accounts receivables	(927)	(461)
Accounts payables	2,255	7,017
Accrued expenses and other current liabilities	2,094	2,856
Other non-current liabilities	(17)	46
Net cash used in operating activities	(35,876)	(23,707)

Investing activities
Purchase of property, equipment, and vehicle deposits	(3,391)	(5,007)
Purchase of intangible assets	(221)	(308)
Deposit for Letter of Intent	(2,600)	—
Acquisition of business, net of cash acquired	—	(1,987)
Net cash used in investing activities	(6,212)	(7,302)

Financing activities
Proceeds from issuance of financial liabilities, net	27,145	19,253
Repayment of financial liabilities	(3,040)	(2,748)
Proceeds from issuance of financial liabilities, due to related party - Officer	380	2,010
Repayment of financial liabilities, to related party – Officer	(120)	(2,010)
Proceeds from settlement of Subscription receivables	—	4,033
Proceeds from Business Combination and PIPE financing	—	20,281
Proceeds from sale of Class A common shares, net	—	923
Payments of offering costs and underwriting discounts and commissions	—	(3,024)
Net cash provided by financing activities	24,365	38,717

Increase (decrease) in cash and cash equivalents, and restricted cash	(17,723)	7,706
Effect of exchange rate changes	95	(445)
Net increase (decrease) in cash and cash equivalents, and restricted cash	(17,628)	7,263
Cash and cash equivalents, and restricted cash, beginning of year	21,253	790
Cash and cash equivalents, and restricted cash, end of year	$3,624	$8,053

RECONCILIATION OF CASH, CASH EQUIVALENT AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEET
Cash and cash equivalents	3,334	7,943
Restricted cash, included in Current assets	151	—
Restricted cash, included in Other assets, non-current	140	110
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$995	$596
Income taxes, net of refunds	$16	$2
Non-cash investing & financing activities
Issuance of Class A common shares – for warrant exercise	$—	$15,234
Issuance of Class A common shares – for settlement of lease	—	1,747
Issuance of common stock – MiMoto Smart Mobility S.r.l. Acquisition	—	10,389
Issuance of Class A common shares – for Convertible Preferred Stock Series B	—	4,530
Issuance of Class A common shares (PIPE Units) – for settlement pf Promissory Notes	—	5,000
Convertible notes converted into common shares	29,030	—
Increasing of Financial liabilities for derecognition of Beneficial conversion features (BCF) - Adoption of ASU 2020-06	3,371	—
Purchase of vehicles with financing agreement	3,328	—
Issuance of Warrants - in conjunction with Convertible Notes issuance	790	—
Issuance of common shares - for Settlement of CEO Promissory Note and CEO Deferred Salaries	304	—
Issuance of common shares - for Settlement of Account Payable	767	—
Issuance of common shares – Commitment shares and share based compensation for Convertible Notes issuance	850	—

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

Founded on proprietary technology platforms, the Company’s core business is the offering of electric scooters, bikes and mopeds in the sharing environment. Through its Mobility App, Helbiz offers an intra-urban transportation solution that allows users to instantly rent electric vehicles. Additionally, the Company is operating two other business lines: (i) acquisition, commercialization and distribution of media content including live sport events, and (ii) food delivery services through a “ghost kitchen” concept.

The Company currently has a strategic footprint in growing markets with offices in New York, Milan, and Belgrade, with additional operational teams around the world. The Company currently has electric vehicles operating in the United States and Europe.

Basis of Presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

 The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations, comprehensive loss, stockholders’ equity, and cash flows, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period.

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
10

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

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU also enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU amends the guidance on vintage disclosures to require entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU would be applied prospectively. Early adoption is also permitted, including adoption in an interim period. This ASU is currently not expected to have a material impact on our consolidated financial statements.

4. Revenue Recognition

The table below shows the revenues breakdown for the three and nine months ended on September 30, 2022, and on September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Mobility Revenues	$2,465	$3,890	$6,758	$7,888
Pay per ride	2,086	3,093	5,478	6,192
Mobility Subscriptions	332	541	980	1,156
Partnerships fees	47	256	300	540
Media Revenues	$1,079	$760	$4,225	$760
Commercialization of Media rights (B2B)	606	671	2,954	671
Advertising fees	69	—	275	—
Live subscriptions (B2C)	405	89	996	89
Other Revenues	$129	$52	$362	$52
Total Revenues	$3,675	$4,702	$11,345	$8,700

The table below shows the Deferred Income roll-forward from January 1, 2021, to September 30, 2021, and from January 1, 2022, to September 30, 2022.

Deferred Income	January 1, 2021	Additions	HY 2021 Revenue	FX Rate adj	June 30, 2021	FX Rate adj	Additions	Q3 2021 Revenue	September 30, 2021

Mobility	$146	1,651	(1,187)	165	775	(19)	1,499	(1,158)	1,097
Media	—	—	—	—	—	—	1,348	(760)	588
Total	$146	$1,651	$(1,187)	165	$775	$(19)	$2,847	$(1,918)	$1,685

Deferred Income	January 1, 2022	FX Rate adj	Additions	HY 2022 Revenue	June 30, 2022	FX Rate adj	Additions	Q3 2022 Revenue	September 30, 2022

Mobility	$1,203	(62)	1,268	(973)	1,436	(145)	1,195	(835)	1,651
Media	382	(115)	5,073	(3,126)	2,215	(155)	1,885	(1,079)	2,866
Total	$1,585	$(177)	$6,341	$(4,099)	$3,651	$(300)	$3,080	(1,914)	$4,517

Deferred income related to prepaid customer wallet will be recorded as Mobility Revenues when riders take a ride, while deferred income related to Media will be recorded through December 31, 2022.

5. Prepaid Media rights

The table below shows the Prepaid Media rights roll-forward from January 1, 2021, to September 30, 2021, and from January 1, 2022, to September 30, 2022.

Prepaid Media rights	January 1, 2021	Additions	HY 2021 COGS	FX Rate adj.	June 30, 2021	Additions	Q3 2021 COGS	FX Rate adj.	September 30, 2021

Media	—	—	—	—	—	4,527	(2,196)	—	2,367
Total	$—	—	—	—	—	4,527	(2,196)	—	2,367

Prepaid Media rights	January 1, 2022	Additions	HY 2022 COGS	FX Rate adj.	June 30, 2022	Additions	Q3 2022 COGS	FX Rate adj.	September 30, 2022

Media	2,758	7,199	(7,953)	(198)	1,806	2,195	(1,925)	(123)	1,953
Total	$2,758	$7,199	$(7,953)	$(198)	$1,806	$2,195	$(1,925)	$(123)	$1,953

6. Prepaid and other current assets

Prepaid and other current assets consist of the following:

	September 30,	December 31,
	2022	2021
D&O Insurance Coverage	$2,061	$3,133
Prepaid	1,716	1,449
Security Deposits for leasing vehicles	838	—
Other current assets	542	99
Total prepaid and other current assets	$5,157	$4,681

7. Property, equipment and vehicle deposits, net

Property and equipment consist of the following:

	September 30,	December 31,
	2022	2021
Sharing electric vehicles	$10,885	$9,348
Furniture, fixtures, equipment, computers, and software	2,338	2,195
Leasehold improvements	654	655
Electric vehicle deposits	2,934	2,928
Total property, equipment, and vehicle deposits, gross	16,811	15,126
Less: accumulated depreciation	(7,671)	(7,510)
Total property, equipment, and vehicle deposits, net	$9,140	$7,616

Depreciation expenses related to the Property and equipment amounted to $1,470 and $3,639 for the three and nine months ended on September 30, 2022, respectively; and $1,531 and $4,391 for the three and nine months ended on September 30, 2021, respectively

The table below shows the electric vehicle deposits roll-forward from January 1, 2022, to September 30, 2022. During the period January 1, 2021 – September 30, 2021, no activity occurred for the deposit account.

Advance to Suppliers	January 1, 2022	Additions	Reclassification in Sharing electric vehicles	Compensation with other Account Payables	FX Rate adj.	September 30, 2022

Mobility	2,928	3,090	(2,553)	(294)	(237)	2,934
Total	$2,928	$3,090	$(2,553)	$(294)	$(237)	$2,934

On July 3, 2022, the Company and an eScooter supplier agreed to compensate other payables with vehicle deposits for $294.

8. Impairment of Assets

 During the three months ended September 30, 2022, the Company identified impairment indicators which indicate that the fair values of Mobility assets were below their carrying values. The decline in the Company’s market capitalization and the reduction of operating e-mopeds were the main impairment indicators.

The Company completed a quantitative impairment test for the Mobility reporting unit, comparing the estimated fair value of the reporting unit to its carrying value, including goodwill and intangible assets. As a result, the Company impaired the carrying value of Goodwill of $9.3 million and Intangible assets of $1.1 million, which are included within Impairment of assets in the condensed consolidated statements of operations.

As part of the Company’s impairment analysis, the fair value of the reporting unit was determined using the income approach. The determination of the fair value of the Company’s reporting units requires management to make a number of estimates and assumptions, which include, but are not limited to: the projected future business and financial performance of the Company’s reporting unit; forecasts of revenue, operating income, depreciation, amortization, and capital expenditures; discount rates; terminal growth rates; and consideration of the impact of the current adverse macroeconomic environment. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates.

The table below shows the Impairment of assets composition for the three and nine months ended September 30, 2022.

	Three months ended September 30,	Nine months ended September 30,
	2022	2022
Goodwill	$9,264	$9,264
Intangible assets	1,126	1,126
Total Impairment of assets	$10,390	$10,390

9. Other assets

Letter of Intent

On May 12, 2022, the Company entered into a Letter of Intent (“LOI”) with Wheels Labs, Inc. (“Wheels”) a Group operating in the micro-mobility industry. Pursuant to the LOI the Company committed to advance $3.0 million and as of September 30, 2022 the funding was $2.6 million; an additional $0.4 million was funded subsequent to September 30, 2022.

Other assets consist of the following:

	September 30,	December 31,
	2022	2021
Letter of Intent	$2,600	$—
Intangible assets, net	154	2,075
Other	657	1,212
Total other assets	$3,411	$3,287

10. Current and Non-current financial liabilities and capital leases, net

The Company’s Financial liabilities consisted of the following:

	Interest Rate	Maturity Date	September 30, 2022	December 31, 2021
2021 Convertible Debts amended	5%	2022	$1,901	$30,291
2022 Convertible Debts	5%	2023	23,266	—
Secured Long Term Loan	12.7%	2023	14,337	13,679
Long Term Loan	4.5%	2026	2,908	3,918
Short-term Promissory Note	6.0%	2022	2,026	—
Unsecured Long Term Loan	6.7%	2027	1,977	—
Capital lease liability(1)	N/A	2023	1,961	—
Long Term Loan	5.4%	2024	1,199	2,054
Warrant liabilities (2)	N/A	N/A	147	1,596
CEO Promissory Note (Related Party)	0%	2022	49	—
Other financial liabilities	Varies	Varies	698	1,053
Total principal and accumulated interests			50,469	52,590
Total unamortized debt discounts and debt issuance costs			(1,754)	(7,464)
Total financial liabilities and capital leases, net			48,715	45,126
Of which classified as Current financial liabilities and capital liabilities, net			29,678	27,069
Of which classified as Non-current financial Liabilities, net			19,037	18,057

(1)	Please refer to Note 12 – Commitments and Contingencies
(2)	Please refer to Note 11 – Warrant liabilities

The table below shows the impact on the statements of operations, Interest expense, net, Change in fair value of warrant liabilities, and Loss on extinguishment of debts accounts, related to the financial liabilities for the three and nine months ended September 30, 2022, and September 30, 2021.

Schedule of Financial liabilities impacts on Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
2021 Convertible Debts	$116	$—	$1,926	$—
2022 Convertible Debts	601	—	985	—
Secured Long Term Loan	537	438	1,510	892
Other financial liabilities	228	124	553	735
Total Interest expenses, net	$1,482	$562	$4,974	$1,627

2021 Convertible Debts	$—	$—	$(2,065)	$—
Total Loss on extinguishment of debts	$—	$—	$(2,065)	$—

Warrant liabilities	$63	$(8,038)	$1,449	$(12,166)
Total Change in fair value of warrant liabilities	$63	$(8,038)	$1,449	$(12,166)

2021 Convertible Debts

Amendments

The 2021 convertible notes are convertible by the Note Holder upon issuance. In accordance with the original agreement the conversion price will be the lower of a Fixed Conversion Price or 92.5% of the lowest daily volume-weighted average price (VWAP) of the Class A Common Stock during the five consecutive trading days immediately preceding the conversion date, provided that the conversion price may not be less than the Floor Price.

On April 15, 2022, and on May 17, 2022, Helbiz amended certain terms of the 2021 Convertible Notes and related 1,000,000 Warrants previously issued under the 2021 SPA. In detail, the main amended terms were the Fixed Conversion Price from $20.00 to $3.00 and the Floor Price settled as $0.25 for all the 2021 Convertible notes.

The Company considered the amendments as an extinguishment of the original 2021 Convertible Notes. As a result, the net carrying value of the original 2021 Convertible Notes have been derecognized and the amended 2021 Convertible Notes have been recorded at their fair values on the date of the amendment. On April 15, 2022, the fair value of the amended 2021 Convertible Notes have been estimated as the principal amounts and accrued interests and unpaid interests.

The difference between the two amounts, amounted to $2,065 which represents the debt discounts on April 15, 2022, has been recorded in the statements of operations as Loss on extinguishment of debt.

The amendment of the strike price for the 1,000,000 Warrants, modified from $20.00 to $3.00 did not generate any impact on the interim financial statement ended September 30, 2022.

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

Conversions

During the three months ended September 30, 2022, the Note Holder converted $14,704 (of which $14,246 as principal and $458 as accumulated interests) of the 2021 Convertible Notes into 21,290,328 Class A Common Shares.

During the nine months ended September 30, 2022, the Note Holder converted $29,102 (of which $28,100 as principal and $1,002 as accumulated interests) of the 2021 Convertible Notes into 30,939,954 Class A Common Shares.

2022 Convertible Debts

During 2022, the Company entered into three Securities Purchase Agreements (the “2022 SPAs”) with YA II, Ltd. (the “Note Holder”), pursuant to the terms of the 2022 SPAs, the Company received from the Note holder cumulative proceeds for $23 million and issued: (i) 150,000 shares of Class A common stock as a commitment fee, (ii) 1,000,000 Warrants to buy 1,000,000 Class A common shares with five-year expiration date, and with an exercise price of $3.00 per share for 500,000 Warrants and $2.00 per share for the remaining 500,000 Warrants, and (iii) six convertible notes (the “2022 Convertible notes”) with one-year maturity date, 5% as annual interest rate and 15% as default interest rate.

The 2022 Convertible notes are convertible by the Note Holder upon issuance. The conversion price will be lower of the Fixed Conversion Price: $200, or 92.5% of the lowest daily volume-weighted average price (“DVWAP”) of the Class A Common Stock during the five consecutive trading days immediately preceding the conversion date, provided that the conversion price may not be less than the Floor Price: $0.25.

Based on the SPA and the amendments that occurred on May 17, 2022, and on August 23, 2022, the Company is required to pay a redemption premium in two circumstances: a) if the Company redeems the convertible notes prior to maturity; or b) if after the issuance, the DVWAP is less than the Floor Price for five consecutive trading days. In case event b) occurred the Company is required to make monthly payments which shall be in an amount equal to the sum of (i) the principal amount outstanding divided by the number of such monthly payments until maturity, (ii) a redemption premium of 10% of such principal amount and (iii) accrued and unpaid interest hereunder as of each payment date. The Company obligation to make monthly payments will cease if after the occurrence of event b) the daily VWAP is greater than the Floor Price for a period of 10 consecutive trading days.

At the issuance dates of the 2022 Convertible notes, the Company separated the 2022 Convertible notes into a liability and equity components. In detail, at the issuance of the 2022 convertible notes, the Company determined the fair value of:

(i)	500,000 warrants issued on April 15, 2022. The fair value of each warrant was $1.34, and it is based on the following assumptions: risk free rate 2.79%, volatility 60% and remaining term 5.00 years;
(ii)	150,000 commitment shares issued on April 15, 2022. The fair value of each share was $2.66, based on the closing price of Company’s common stock at the issuance date;

(iii)	500,000 warrants issued on August 23, 2022. The fair value of each warrant was $0.39, and it is based on the following assumptions: risk free rate 3.18%, volatility 71% and remaining term 5.00 years; and
(iv)	convertible notes fair value has been approximated with their principal amount, $23 million due to the short term.

The Company allocated the gross proceeds between the 2022 Convertible Note - classified as Current liability - and the warrants - classified as equity component with no subsequent re-measurement - based upon their relative fair values. The Company also recorded the following debt discounts.

a)	Debt discount for 2022 Convertible Note-1, amounted to $850 composed by: (i) the fair value of 150,000 commitment shares, amounted to $399, which represents an equity component recorded on April 15, 2022, with no subsequent re-measurement, and; (ii) issuance costs related to legal fees, amounted to $451 ($155 cash and $296 issuance of common shares).

b)	Debt discount for 2022 Convertible Note-4, amounted to $315 composed by issuance costs related to legal fees, amounted to ($160 cash and $155 issuance of common shares).

The difference between the principal amounts of the Convertible Notes and the liability components ("debt discount") is amortized to interest expense over the contractual term of the notes.

Unsecured Long Term Loan

On July 15, 2022, the Company issued an Unsecured Note to an investor in exchange for 2 million Euro (approximately $2 million). The Unsecured Note has 6.75% as interest on annual basis, and July 15, 2027 as maturity date.

Short-term Promissory Note

On July 12, 2022, the Company issued a Promissory Note to an investor in exchange for $2,000. The Promissory Note has 1.5% as interest rate on quarterly basis, and October 15, 2022 as maturity date. The Company can extend the maturity date by 46 days in exchange for a 50% increase in the interest rate during such extension.

11. Liability warrants

The tables below show the warrant liabilities roll-forward from January 1, 2021, to September 30, 2021, and from December 31, 2021, to September 30, 2022.

Warrant liabilities	January 1, 2021	Change in fair value	Exercise (fair value)	September 30, 2021

2020 Warrant Purchase Agreement *	6,439	4,128	(10,567)	—
Total	$6,439	$4,128	$(10,567)	$—
*	On March 26, 2021, the investors exercised the 2020 Warrant Purchase Agreement and the Company issued 1,075,867 Class A Common Shares (considering the GRNV conversion ratio). No activity occurred during the period from March 31, 2021, to September 30, 2021.

The table below show a cumulative change in fair value amounted to $1,449, of which $1,386 has been recorded for the period from December 31, 2021, to June 30, 2022, and $63 for the three months ended September 30, 2022.

Warrant liabilities	December 31, 2021	Change in fair value	Exercise (fair value)	September 30, 2022

GRNV Sponsor Warrants	1,596	(1,449)	—	147
Total	$1,596	$(1,449)	$—	$147

The following tables summarize the fair value hierarchy of the Company’s financial liabilities measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021.

	September 30, 2022
	Total	Level 1	Level 2	Level 3
GRNV Sponsor Warrants	$147	147	—	$—
Total	$147	$147	$—	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
GRNV Sponsor Warrants	$1,596	—	—	$1,596
Total	$1,596	$—	$—	$1,596

 As of December 31, 2021, GRNV Sponsor Warrants were categorized as Level 3 financial liabilities for the absence of an active market. During the nine months ended September 30, 2022, the Company listed the GRNV Sponsor Warrants on the Nasdaq Market and changed the fair value measurement from Level 3 to Level 1.

12. Commitments and Contingencies

Leases

The Company entered into various non-cancellable operating lease agreements for office facilities, e-mopeds leases, corporate vehicles’ licensing, and corporate housing with lease periods expiring through 2025. These agreements require the payment of certain operating expenses, such as non-refundable taxes, repairs and insurance and contain renewal and escalation clauses. The terms of the leases provide for payments on a monthly basis and sometimes on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Lease expenses under operating leases were $703 and $2,108 for the three and nine months ended on September 30, 2022, respectively; and $663 and $1,782 for the three and nine months ended on September 30, 2021, respectively.

Additionally, the Company entered into various non-cancellable capital lease agreements for 3,750 eScooters and R&D equipment with financial institutions. The capital lease agreements included within Financial liabilities on the condensed consolidated balance sheet as of September 30, 2022 amounted to $1,961, of which $1,829 is related to the 3,750 eScooters and $132 is related to the R&D equipment. The capital lease agreements for the 3,750 eScooters have a duration between 12 to 18 months while the R&D equipment agreement has a duration of 36 months. The eScooters/R&D equipment under the lease are collateral for the lease obligations and are included within property, plant and equipment on the condensed consolidated balance sheet as of September 30, 2022 (Refer to Note. 7 Property, equipment and deposits, net for further information).

Lease expenses under capital leases were accounted as interest expenses for $82 and $194 for the three and nine months ended on September 30, 2022, respectively.

	Operating leases	Capital leases
Year ending December 31:
2022	319	1,298
2023	687	747
2024	123	60
Thereafter	41	15
Total minimum lease payments	1,170	2,120
Less: Amounts representing interest not yet incurred		159
Present value of capital lease obligations		1,961
Less: Current portion		1,882
Long-term portion of capital lease obligations		79

Litigation

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. We were served with a claim against us by the sponsor of the special purpose acquisition company with which we merged in August 2021 for an alleged failure to timely register shares of our Class A common stock. We are assessing the best methos to proceed in connection with this claim.

There are currently no other material legal proceedings against us or that have been against us, and we are not aware of investigations being conducted by a governmental entity into our company.

13. Share based compensation expenses

Stock-based compensation expense is allocated based on (i) the cost center to which the award holder belongs, for employees, and (ii) the service rendered to the Company, for third-party consultants. The following table summarizes total stock-based compensation expense by account for the three and nine months ended September 30, 2022, and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	2	5	14	22
Research and development	35	67	133	372
Sales and marketing	110	1,207	281	1,421
General and administrative	610	3,064	2,277	4,618
Total Share based compensation expenses, net	757	4,343	2,705	6,433
Of which related to shares to consultants not issued yet	34	—	34	—

 14. Net Loss Per Share - Dilutive outstanding shares

The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
2020 Equity Incentive Plan	7,354,869	7,400,362	7,354,869	7,400,362
Public Warrants	7,736,416	8,400,000	7,736,416	8,400,000
Convertible Notes *	74,637,926	—	74,637,926	—
Convertible Notes Warrants	2,000,000	—	2,000,000	—
GRNV Sponsor Private Warrants	2,100,000	2,100,000	2,100,000	2,100,000
Class B Common Shares - Held in escrow for indemnification purpose	—	1,600,000	—	1,600,000
2020 CEO Performance Award	600,000	600,000	600,000	600,000
2021 Omnibus Plan	331,250	225,000	331,250	225,000
Common Stocks to be issued outside equity incentive Plans	99,744	—	99,744	—
Total number of Common Shares not included in the EPS Basic and diluted	94,860,205	20,325,362	94,860,205	20,325,362
*	The number of Common Shares presented is based on the principal plus accumulated interests outstanding as of 9.30.2022 divided by $0.34 (92.5% of the lowest DVWAP during five consecutive trading days immediately preceding 9.30.22)

15. Segment and geographic information

The following table provides information about our segments and a reconciliation of the total segment Revenue and Cost of revenue to loss from operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Mobility	2,463	3,890	6,754	7,888
Live	1,083	760	4,228	760
All Other	129	52	362	52
Total Revenue	$3,675	$4,702	$11,345	$8,700

Cost of revenue
Mobility	(5,223)	(6,550)	(14,879)	(16,800)
Live	(2,690)	(2,732)	(13,640)	(2,732)
All Other	(433)	(562)	(1,432)	(889)
Total Cost of revenue	$(8,346)	$(9,844)	$(29,952)	$(20,421)

Impairment of Assets
Mobility	(10,390)	—	(10,390)	—
Live
All Other
Total Impairment of Assets	$(10,390)	$—	$(10,390)	$—

Reconciling Items:
General and administrative	(5,418)	(9,298)	(18,402)	(15,891)
Sales and marketing	(1,719)	(4,374)	(7,560)	(6,782)
Research and development	(650)	(853)	(2,033)	(2,017)
Loss from operations	$(22,848)	$(19,667)	$(56,992)	$(36,411)

 Revenue by geography is based on where a trip was completed, or media content occurred. The following table set forth revenue by geographic area for the three and nine months ended September 30, 2022, and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Italy	3,023	3,660	9,683	6,342
United States	651	1,042	1,660	2,358
All other countries	1	—	1	—
Total Revenue	$3,675	$4,702	$11,345	$8,700

Long-lived assets, net includes property and equipment, intangible assets, goodwill, and other assets. The following table set forth long-lived assets, net by geographic area as of September 30, 2022, and December 31, 2021.

	September 30,	December 31,
Non-Current Assets	2022	2021
Italy	$4,061	$17,905
United States	8,286	3,337
All other countries	204	184
Total Non-Current Assets	$12,551	$21,426

16. Related Party Transactions

During the nine months ended September 30, 2022, our majority shareholder and CEO has lent Helbiz funds on an interest-free basis for cumulative gross proceeds of $380 through two Promissory Notes. The amount has been partially repaid for cumulative repayments of $331, of which $204 was repaid by issuing 0.3 million   Class A Common Shares and the remainder of $127 was repaid in cash.

17. Subsequent Events

 2021 Convertible Debts, conversion into Common Shares

From September 30, 2022, to October 20, 2022, the Note Holder converted $1.9 million of the 2021 Convertible Notes into 7,290,488 of Class A Common Shares, thus extinguishing the 2021 Convertible Debts.

  2022 Convertible Debts, conversion into Common Shares

From September 30, 2022, to November 14, 2022, the Note Holder converted $4.3 million (including $0.2 million of interests) of the 2022 Convertible Notes into 18,013,260 of Class A Common Shares.

2022 Convertible Debts, waivers

On November 10, 2022, the Company entered into a Limited Waiver Agreement with the 2022 Convertible Note Holder (YA II PN, Ltd.), involving all the six Convertible Notes outstanding.

YA II PN, Ltd. agreed to waive until January 15, 2023, its right to receive any monthly payments that may become due as a result of the market price of the Class A common stock falling below the Floor Price, for the 2022 Convertible Notes entered in August and September 2022 (principal outstanding as of November 14, 2022, amounting to $10.5 million).

In exchange for the above waiver, the Company agreed to reduce the Floor Price from $0.25 to $0.15, for the April and May 2022 Convertible Notes (principal outstanding as of November 14, 2022, amounting to $8.4 million).

In connection with Limited Waiver Agreement, the Company entered into a Security Agreement with YA II PN, Ltd. Pursuant to that Security Agreement, the Company agreed to secure the 2022 Convertible Debts by granting to YA II PN, Ltd. a security interest to all of our property existing at the time of the Security Agreement or acquired thereafter (the “Collateral”). The security interest in the Collateral, excluding that portion that is subject to the Secured Long-Term Loan entered in March 2021, is a first priority security interest.

CEO Promissory notes, conversion into Common Shares

On October 13, 2022, the Company’s majority shareholder and CEO converted $50 of this Promissory Notes into 200,000 of Class A Common Shares.

Merger Agreement

On October 25, 2022, Helbiz Inc. (the "Purchaser"), its wholly owned subsidiary Helbiz Merger Sub Inc. (the “Merger Sub”) and Wheels Labs Inc. (the “Target”) entered into an Agreement and Plan of Merger (the “Agreement”). The parties wish to effect a business combination through the statutory merger of Merger Sub with and into the Target, pursuant to which the Target would survive and become a wholly-owned subsidiary of Purchaser (the “Merger”), and in connection with such wish Purchaser has provided $3,000,000 prior to the Effective time as advances for the Merger. The Agreement will take effect on the closing date, which shall take place at such date as the parties may mutually agree to (the “Closing”).

In exchange for all of the outstanding share capital of Wheels, the Company will issue to the current holders of the capital stock of Wheels: (a) Series A convertible preferred stock equal to up to more than nine and nine-tenths (9.9%) of our total issued and outstanding common stock immediately prior to the Closing (as may be adjusted downwards pursuant to the terms and conditions of the Agreement), and (b) warrants to purchase shares of Series A convertible preferred stock equal to up to four and nine-tenths (4.9%) of our total issued and outstanding common stock immediately prior to the Closing (as may be adjusted downwards pursuant to the terms and conditions of the Agreement).

The Series A convertible preferred stock will automatically convert into shares of the Company’s Class A common stock upon the approval of the majority of the holders of the Company’s common stock to allow for such issuance under Nasdaq Rule 5635 (the “Stockholder Approval”). The warrants to be issued pursuant to the Agreement are exercisable for a share of Series A convertible preferred stock if exercised prior to the Stockholder Approval and for a share of Class A common stock if exercised after the Stockholder Approval. The exercise price for each warrant is $3.00, and the warrants are exercisable for three years.

SEPA

On October 31, 2022, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville up to $13.9 million of its shares of Class A Common Stock at any time during the 24 months. To request a purchase, the Company would submit an Advance Notice to YA II PN, Ltd. specifying the number of shares, it intends to sell. The Advance Notice would state that the shares would be purchased at either:

(i)	95.0% of the Option 1 Market Price, which is the lowest VWAP (the daily volume weighted average price of Company’s Class A common stock for the applicable date) in each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance Notice, or

(ii)	92.0% of the Option 2 Market Price, which is the VWAP of the pricing period set out in the Advance Notice and consented to by YA II PN, Ltd.

Any such sales would be subject to certain limitations, including that YA II PN, Ltd could not purchase any shares that would result in it owning more than 4.99% of the Company’s Class A Common Stock, or any shares that, aggregated with any related transaction, would exceed 19.9% of all shares of common stock outstanding on the date of the SEPA unless shareholder approval was obtained allowing for issuances in excess of such amount.

The Company agreed in the SEPA that until such time as the Company’s obligations to YA II PN, Ltd under any convertible debentures, promissory notes or other instruments are less than $5 million, the Company will use all proceeds from the sale of Class A common stock under the SEPA to repay the outstanding obligations to YA II PN, Ltd.

On November 7, 2022, the Company delivered an Advance Notice for the sale of 3,600,000 Class A Common Shares, using Option 1 for the Market Price calculation, resulting in cumulative gross proceeds of $0.6 million. On November 10, 2022 YA II PN, Ltd waived the restrictions on the use of proceeds contained in the SEPA with respect to the Advance Notice delivered on November 7, 2022 and up to three Additional Notices that the Company may deliver between November 7, 2022 and December 31, 2022.

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

The following discussion refers to the financial results of Helbiz, Inc., for the three and nine months ended September 30, 2022, and 2021. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refers to Helbiz and its affiliates. Except for per share data and as otherwise indicated, all dollar amounts set out herein are in thousands.

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

Founded on proprietary technology platforms, the Company’s core business is the offering of electric scooters, bikes and mopeds in the sharing environment. Through our Mobility App, we offer an intra-urban transportation solution that allows users to instantly rent electric vehicles. We currently have electric vehicles operating in the United States and Europe.

Starting from the second half of 2021, we expanded our product offerings through two other business lines: (i) the acquisition, commercialization and distribution of media content including live sport events such as the Italian Serie B Soccer League. This revenue stream is supported by Helbiz Live App, which is separated from the Mobility App, and (ii) food delivery services through a delivery-only “ghost kitchen” restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order meals, in Milan. The service is fully integrated in the Mobility App.

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

Italian licenses

We are a substantial operator in Italy in the micro-mobility environment, based on number of licenses awarded, and number of vehicles authorized. During the nine months ended September 30, 2022, we provided sharing electric mobility services in the following Italian cities:

•        E-scooter: Rome, Milan, Turin, Naples, Parma, Palermo, Collegno, Pisa, Modena, Ravenna, Latina, Pescara, Bari, Ferrara, Fiumicino, Montesilvano, Cesena, Reggio Emilia, Frosinone, Catania and San Giovanni Teatino; and

•        E-moped: Milan, Turin, Florence, Genova, and Pescara.

United States licenses

During the nine months ended September 30, 2022, we provided the following services in the following U.S. cities:

•        E-scooter services: Washington (D.C.), Sacramento, (California), Charlotte (North Carolina), Santa Barbara (California), Miami (Florida), Jacksonville (Florida), Miami Lakes (Florida), Miami Dade (Florida), Oklahoma City (Oklahoma), Waterloo (Iowa), and Durham (North Carolina);

•        E-bike services: Miami Lakes (Florida), Miami Dade, and Orlando (Florida)

Other licenses

During the nine months ended September 30, 2022, we provided e-scooter services in Alcalá de Henares (Spain).

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the Three and Nine Months ended September 30, 2022 and 2021

The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2022, and for the three and nine months ended September 30, 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$3,675	$4,702	$11,345	$8,700
Operating expenses:
Cost of revenue	8,346	9,844	29,952	20,421
Impairment of Assets	10,390	—	10,390	—
General and administrative	5,418	9,298	18,402	15,891
Sales and marketing	1,719	4,374	7,560	6,782
Research and development	650	853	2,033	2,017
Total operating expenses	26,523	24,370	68,337	45,111

Loss from operations	(22,848)	(19,668)	(56,992)	(36,411)
Total non-operating income (expenses), net	(1,708)	(8,641)	(6,690)	(14,094)
Income Taxes	(6)	(7)	(18)	(40)
Net loss	$(24,562)	$(28,316)	$(63,700)	$(50,545)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue (1)	227%	209%	264%	235%
General and administrative (1)	283%	—%	92%	—%
Impairment of Assets	147%	198%	162%	183%
Sales and marketing (1)	47%	93%	67%	78%
Research and development (1)	18%	18%	18%	23%
Total operating expenses	722%	518%	602%	519%

Loss from operations	(622)%	(418)%	(502)%	(419)%
Total non-operating income (expenses), net	(46)%	(184)%	(59)%	(162)%
Income Taxes	—%	—%	—%	—%
Net loss	$(668)%	$(602)%	$(561)%	$(581)%

(1)	Includes stock-based compensation for employees and services received, as follows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation
Cost of revenue	$2	5	14	22
Research and development	35	67	133	372
Sales and marketing	110	1,207	281	1,421
General and administrative	610	3,064	2,277	4,618
Total Stock- based compensation expenses	$757	4,343	2,705	6,433

Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Mobility Revenues	$2,463	$3,890	(37)%	$6,754	$7,888	(14)%
Pay per ride	2,086	3,093	(33%	5,478	6,192	(12)%
Mobility Subscriptions	332	541	(39)%	980	1,156	(15)%
Partnerships fees	44	256	(83)%	296	540	(45)%
Media Revenues	$1,083	$760	42%	$4,228	$760	456%
Commercialization of Media rights (B2B)	638	671	(5)%	2,986	671	345%
Advertising fees	172	—	100%	598	—	100%
Live subscriptions (B2C)	273	89	206%	644	89	623%
Other Revenues	$129	$52	149%	$362	$52	597%
Total Revenues	$3,675	$4,702	(22)%	$11,345	$8,700	30%

Total revenue decreased by $1,027, or 22%, for the three months ended September 30, 2022, compared with the three months ended September 30, 2021, and increased by $2,645, or 30% for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021. The decrease in the three-month period ended September 30, 2022, was primarily due to strengthening of the U.S. dollar against the Euro, since majority of revenue is generated in Europe. The increase in the nine-month period ended September 30, 2022 was primarily due to an increase in the media revenues, driven by commercialization of media rights.

Mobility revenues

Mobility revenues decreased by $1,134, or 14%, in the nine months ended September 30, 2022, compared with nine months ended September 30, 2021, and decreased by $1,427, or 37%, from $3,890 for the three months ended September 30, 2021, to $2,463 for the three months ended September 30, 2022. Such decrease can be mainly explained by the reduction of trips and QAPUs occurred in the three months ended September 30, 2022, and by the Euro/US Dollar exchange impact.

Foreign Exchange Impact on Mobility Revenue

The general strengthening of the U.S. dollar against the Euro in the three and nine months ended on September 30, 2022 compared to the same period in 2021 had an unfavorable impact on revenue. If we had translated mobility revenue for the three and nine months ended on September 30, 2022 using the prior year's monthly average exchange rates for our revenue in Euro, our total mobility revenue would have been $2,771 and $7,382, respectively. Using these constant rates, mobility revenue would have been $308 and $628 higher than actual mobility revenue, respectively, for the three and nine months ended on September 30, 2022.

Media revenues

Helbiz Media revenues are related to the launch of the new business line, which occurred in August 2021. During the three and nine months ended on September 30, 2022, Media generated, respectively, revenues amounted to $1,083 and $4,228. We recorded respectively Revenues for $638 and $2,986 from the international commercialization and distribution of media contents to media partners, in the Business to Business (“B2B") environment, and $273 and $644 from Helbiz Live monthly and yearly subscriptions.

Cost of Revenues

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Mobility - Cost of revenues	$5,223	$6,550	(20)%	$14,879	$16,800	(11)%
Of which Amortization, Depreciation and write-off	1,609	1,553	4%	4,037	4,798	(16)%
Media - Cost of revenues	2,690	2,732	(2)%	13,640	2,732	399%
Of which content licensing	1,925	2,196	(12)%	9,878	2,196	350%
Other - Cost of revenues	433	562	(23)%	1,432	889	61%
Total - Cost of revenues	8,346	9,844	(15)%	29,952	20,421	47%

Cost of Revenue decreased by $1,498 or 15% and increased by $9,531, or 47% in the three and nine months ended on September 30, 2022, compared with three and nine months ended on September 30, 2021. The increase is mainly explained by the Media business and its content licensing expenses, which contributed to Cost of revenue for $2,690 and $13,640 in the three and nine months ended on September 30, 2022, respectively.

Cost of Revenues related to Mobility decreased by $1,327, or 20%, and by $1,921, or 11%, in the three and nine months ended on September 30, 2022, compared to the three and nine months ended on September 30, 2021, respectively. The decrease is mainly driven by a better operating efficiency and the externalization of portion of the Italian operation; this efficiency plan started during the three months ended September 30, 2022. For the nine months ended on September 30, 2022, the decrease is mainly related to the reduction of Depreciation, Amortization and write-off expenses, one of the main drivers of Cost of Revenue related to Mobility, which decreased by $761, or 16%.

Impairment of assets

The decline in the Company’s market capitalization, the reduction of operating e-mopeds, and the current adverse macroeconomic environment were the main impairment indicators. As a result, during the three months ended September 30, 2022, the Company identified impairment indicators which indicate that the fair values of Mobility assets were below their carrying values.

The table below shows the Impairment of assets composition for the three and nine months ended September 30, 2022.

	Three months ended September 30,	Nine months ended September 30,
	2022	2022
Goodwill	$9,264	$9,264
Intangible assets	1,126	1,126
Total Impairment of assets	$10,390	$10,390

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
General and administrative	$5,418	$9,298	(42)%	$18,402	$15,891	16%
Of which Stock-based Compensation	610	3,064	(80)%	2,277	4,618	(51)%

General and Administrative expenses decreased by $3,880, or 42the three months ended on September 30, 2022. The decrease in mainly driven by: a) the termination of three material consultancy agreements, b) the reduction of administrative employees, and c) the decrease in stock- based compensation by $2,454.

On the contrary, General and Administrative expenses increased by $2,511, or 16%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase is mainly driven by the costs for being a public company, such as D&O insurance, which contributed for approximately $3.4 million to the increase for the nine months ended September 30, 2022, partially offset by the decrease in stock-based compensation by $2,341.

Sales and Marketing

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Sales and marketing	$1,719	$4,374	(61)%	$7,560	$6,782	11%
Of which Stock-based Compensation	110	1,207	(91)%	281	1,421	(80)%

Sales and marketing expenses decreased by $2,655 or 61% and increased by $778 or 11% for the three and nine months ended September 30, 2022, compared to the three and six months ended September 30, 2021, respectively. The $2,655 decrease is driven by: a) the termination of one PR agreement, and b) the reduction of the marketing employees.

Research and Development

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Research and development	$650	$853	(24)%	$2,033	$2,017	1%
Of which Stock-based Compensation	35	67	(48)%	133	372	(64)%

Research and Development expenses decreased by $203 or 24% and increased by $16 or 1% in the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, respectively.

Total non-operating income (expense), net

	Three Months ended September 30,			Nine Months ended September 30,

	2022	2021	% Change	2022	2021	% Change
Interest expense, net	$(1,482)	$(562)	164%	$(4,974)	$(1,627)	206%
Change in fair value of warrant liabilities	$63	$(8,038)	(101)%	$1,449	$(12,166)	(112)%
Gain (loss) on extinguishment of debts	—	—	—%	(2,065)	—	100%
Other income (expense), net	$(289)	$(41)	605%	$(1,100)	$(301)	265%
Total non-operating income (expense), net	$(1,708)	$(8,641)	(80)%	$(6,690)	$(14,094)	(53)%

Interest expenses, net

Interest expenses, net increased by $920, or 164%, from $562 for the three months ended September 30, 2021, to $1,482 for the three months ended September 30, 2022, and by $3,347, or 206%, from $1,627 for the nine months ended September 30, 2021, to $4,974 for the nine months ended September 30, 2022. Such increase is mainly driven by the 5% interests’ expenses and amortization of debt discounts related to the 2021 and 2022 Convertible notes, amounted to $301 and $2,495 during the three and nine months ended September 30, 2022, respectively.

Change in fair value of warrant liabilities

Fair value adjustments amounted to $63 and $1,449 for the three and nine months ended September 30, 2022, is related to the fair value adjustment for 2,100,000 GVAC Sponsor Private Warrants. The mentioned positive fair value adjustment is driven by the decrease of the market price.

Loss on extinguishment of debt

Loss on extinguishment of debt amounted to $2,065 for the nine months ended September 30, 2022. The amount is related to the 2021 Convertible debt amendment which has been considered as an extinguishment of the original 2021 Convertible Notes. On April 15, 2022 (amendment date) the net carrying value of the original 2021 Convertible Notes have been derecognized and the amended 2021 Convertible Notes have been recorded at their fair values on the date of the amendment. The difference between the two amounts, amounted to $2,065, has been recorded in the statements of operations as Loss on extinguishment of debt.

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

As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents of $3,334, excluding restricted cash of $140 (included in Other Assets) and $151 (included in prepaid and other current assets). Cash and cash equivalents consisted of bank deposits in U.S. Dollar and Euro.

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

We plan to continue to fund our operations and expansion plan, including the new business lines through debt and equity financing, for the next twelve months. As a result, we decided to take the following actions during October and the first half of November 2022:

-

On October 31, 2022, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville up to $13.9 million of its shares of Class A Common Stock at any time during the 24 months. The Company agreed in the SEPA that until such time as the Company’s obligations to YA II PN, Ltd under any convertible debentures, promissory notes or other instruments are less than $5 million, the Company will use all proceeds from the sale of Class A common stock under the SEPA to repay the outstanding obligations to YA II PN, Ltd. On November 7, 2022, the Company delivered an Advance Notice for the sale of 3,600,000 Class A Common Shares, using Option 1 for the Market Price calculation, resulting in cumulative gross proceeds of $0.6 million. On November 10, 2022 YA II PN, Ltd waived the restrictions on the use of proceeds contained in the SEPA with respect to the Advance Notice delivered on November 7, 2022 and up to three Additional Notices that the Company may deliver between November 7, 2022 and December 31, 2022.

We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our growth and expanded operations, including the new business lines. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

The following table summarizes our cash flows activities:

	September 30, 2022	September 30, 2021

Net cash used in operating activities	$(35,876)	$(23,707)
Net cash used in investing activities	(6,212)	(7,302)
Net cash provided by financing activities	24,365	38,717
Effect of exchange rate changes	95	(445)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,628)	$7,263

Operating Activities

During the nine months ended September 30, 2022, operating activities used $35,876 of cash, resulting from our net loss of $63,700, partially offset by net changes in operating assets and liabilities for $5,661 and non-cash expenses for $22,162.

Net changes in operating assets and liabilities consisted primarily in the increase in accounts payable for $2,255, the increase in accrued expenses and other current liabilities of $2,094, and the decrease in prepaid assets for $1,673, partially offset by the increase in accounts receivable of $927.

Non-cash expenses are mainly related to: (i) equity-based compensation for $2,705, (ii) depreciation, amortization, and loss on disposal of assets for $4,575, (iii) non-cash interest expenses for $3,977, (iv) loss on extinguishment of debts for $2,065 and (v) impairment of assets for $10,390, partially offset by (vi) changes in fair value of financial instruments for $1,449 and (vii) changes in fair value of accounts payable for $102.

Investing Activities

During the nine months ended September 30, 2022, investing activities used $6,212 of cash. We paid approximately $3 million to vehicle manufacturers as deposits for e-bikes, e-scooters and e-mopeds. Those vehicles are expected to be delivered through all the year. Additionally, we invested $2,600 as deposit to enter into a Letter of Intent for proposed acquisition.

Financing Activities

During the nine months ended September 30, 2022, financing activities provided $24,365 of cash, mostly proceeds from issuance of financial liabilities for $27,315 mainly related to the issuance of the 2022 Convertible Notes, partially offset by the repayment of financial liabilities for $3,160.

 Indebtedness

The following table summarizes our indebtedness as of September 30, 2022:

As of September 30, 2022

Current Financial Liabilities, net, Capital leases and Liability Warrants	$29,678
Current portion of financial Debts, net	29,440
Of which related to Convertible debts, net	23,920
GVAC Sponsor Warrants	147
Other current financial liabilities	91
Non-Current Financial Liabilities, net	19,037
Secured Long Term Loan, net	14,027
Non-current portion of financial debts, net	5,009
Total Financial Liabilities, net, Capital leases and liability Warrant	$48,715

Equity warrants

As of September 30, 2022, the Company has the following outstanding warrants classified as equity component: 7,736,416 Public Warrants and 2,000,000 Convertible Note Warrants. On April 15, 2022, the Company issued 500,000 Convertible Note Warrants to buy 500,000 Class A common shares with an exercise price of $3.00 per share with a five-year expiration date. Additionally, on April 15, 2022, the Company amended the previously issued 1,000,000 Convertible Note Warrants by reducing the exercise price from $20.00 to $3.00. On August 23, 2022, the Company issued 500,000 Convertible Note Warrants to buy 500,000 Class A common shares with an exercise price of $2.00 per share, and a five year expiration date.

Common Stock

As of September 30, 2022, the Company’s Certificate of Incorporation authorized the issuance of up to 285,774,102 of Class A common shares of common stock at $0.0001 par value per share, 14,225,898 of Class B common shares of common stock at $0.00001 par value per share and 100,000,000 shares of preferred stock at $0.00001 par value per share.

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

On April 15, 2022, Helbiz CEO and Founder, Salvatore Palella entered into a Pledge Agreement in favor of the Convertible Note Holder (YA II PN, Ltd.). The agreement grants the Convertible Note Holder a first priority security interest and pledge in at least $7,000,000 shares of Class B Common Stock that are owned by the CEO of the Company as security for the Company’s obligations under the 2021 and 2022 Convertible Notes SPAs.

Related Party Transactions

During the nine months ended September 30, 2022, our majority shareholder and CEO has lent Helbiz, funds on an interest-free basis for cumulative gross proceeds of $380 through two Promissory Notes. The amount has been partially repaid for cumulative repayments of $331, of which $204 was repaid by issuing 327,425 Class A Common Shares and the remainder of $127 was repaid in cash.

Contractual Obligations and Commitments

Leases

The Company entered into various non-cancellable operating lease agreements for office facilities, e-mopeds leases, corporate vehicles’ licensing, and corporate housing entered into by the Company with lease periods expiring through 2025. These agreements require the payment of certain operating expenses, such as non-refundable taxes, repairs and insurance and contain renewal and escalation clauses. The terms of the leases provide for payments on a monthly basis and sometimes on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Lease expenses under operating leases were $703 and $2,108 for the three and nine months ended on September 30, 2022, respectively; and $663 and $1,782 for the three and nine months ended on September 30, 2021, respectively.

Additionally, the Company entered into various non-cancellable capital lease agreements for 3,750 eScooters and R&D equipment with financial institutions. The capital lease agreements included within Financial liabilities on the condensed consolidated balance sheet as of September 30, 2022 amounted to $1,961, of which $1,829 is related to the 3,750 eScooters and $132 is related to the R&D equipment. The capital lease agreements for the 3,750 eScooters have a duration between 12 to 18 months while the R&D equipment agreement has a duration of 36 months. The eScooters/R&D equipment under the lease are collateral for the lease obligations and are included within property, plant and equipment on the condensed consolidated balance sheet as of September 30, 2022.

Lease expenses under capital leases were accounted as interest expenses for $82 and $194 for the three and nine months ended on September 30, 2022, respectively.

Year ending December 31:	Operating leases	Capital leases
2022	319	1,298
2023	687	747
2024	123	60
Thereafter	41	15
Total minimum lease payments	1,170	2,120
Less: Amounts representing interest not yet incurred		159
Present value of capital lease obligations		1,961
Less: Current portion		1,882
Long-term portion of capital lease obligations		79

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

Future annual minimum payments related to Media rights’ agreements as of September 30, 2022, are as follows. All the agreements are in Euro, in order to calculate the future annual minimum payments, the Euro payments are exchanged in Dollar using the exchange rate as of September 30, 2022.

Amount
Year ending December 31:
2022	$7,669
2023	16,930
2024	8,557
Thereafter	—
Total	$33,156

Content licensing expenses, recorded as Cost of Revenues, were $1,925 and $9,878 for the three and nine months ended on September 30, 2022.

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

Future annual minimum sponsorship payments as of September 30, 2022, are as follows:

Amount
Year ending December 31:
2022	$158
2023	650
2024	—
Thereafter	—
Total	$808

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

While our significant accounting policies are described in greater detail in Note 2, “Summary of Significant Accounting Policies and Use of Estimates” to our consolidated financial statements as of December 31, 2021 and in Note 3, “Summary of Significant Accounting Policies and Use of Estimates” to our condensed consolidated financial statements as of September 30, 2022, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements. In addition, the following update our discussion of impairment testing therein as of September 30, 2022.

Impairment of Assets

As a result of sustained decreases in our publicly quoted share price and market capitalization continuing into 2022, we conducted additional testing of our goodwill, definite-lived intangibles and other long-lived assets as of September 30, 2022. As a result of this review, we identified impairments to our Goodwill and definite-lived intangible assets for which we recorded respectively $9.3 million and $1,1 million in the quarter ended September 30, 2022.

Consistent with prior goodwill impairment testing, our September 30, 2022, testing reflected the income approach. We believe the income approach continues to be appropriate as it more directly reflects our future growth and profitability expectations. For our September 30, 2022, impairment testing, as compared to our December 31, 2021 testing, we reduced our estimated future cash flows used in the impairment assessment, including revenues, margin, and capital expenditures to reflect our best estimates at this time. We also updated certain significant inputs into the valuation models including the discount rate estimates as 15.5% which increased reflecting, in part, higher interest rates and market volatility, and we reduced our revenue market multiples estimates as 1.6x, reflecting declining valuations across our selected peer group. Our updates to our discount rate, market multiples, and estimated future cash flows each had a significant impact to the estimated fair value of our reporting unit.

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

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, (“ASU 2021-04”) which clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. Specifically, ASU 2021-04 requires the issuer to treat a modification of an equity-classified warrant as an exchange of the original warrant. The difference between the fair value of the modified warrant and the fair value of the warrant immediately before modification is then recognized as an issuance cost or discount of the related transaction. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. Effective January 1, 2022, we adopted ASU 2021-04 on a prospective basis. The impact of adoption of this standard on our condensed consolidated financial statements was not material. The Company analyzed the April 15, 2022 amendment of the exercise price of the 1,000,000 warrants issued to the 2021 Convertible Note Holder that had been classified as equity, in accordance with ASU 2021-04 which resulted in no financial impact

Accounting Pronouncements Issued but Not Yet Adopted

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

In March 2022, the FASB issued ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU also enhances the disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the ASU amends the guidance on vintage disclosures to require entities to disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU would be applied prospectively. Early adoption is also permitted, including adoption in an interim period. This ASU is currently not expected to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on such evaluation, due to a material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. We were served with a claim against us by the sponsor of the special purpose acquisition company with which we merged in August 2021 for an alleged failure to timely register shares of our Class A common stock. We are assessing the best methos to proceed in connection with this claim.

There are currently no other material legal proceedings against us or that have been against us, and we are not aware of investigations being conducted by a governmental entity into our company.

Item 1A. Risk Factors

As a Smaller Reporting Company, we are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From November 1, 2022 through November 14, 2022, we issued 5,616,070 shares of Class A common stock upon the conversion of $1.2 in principal of, and interest on, the 2022 Convertible Notes.

On October 13, 2022 the Company’s majority shareholder and CEO converted $50 of its Promissory Notes into 200,000 of Class A Common Shares.

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

Helbiz, Inc.

Date: November 14, 2022	By:	/s/ Salvatore Palella
	Name:	Salvatore Palella
	Title:	Chief Executive Officer

Date: November 14, 2022	By:	/s/ Giulio Profumo
	Name:	Giulio Profumo
	Title:	Chief Financial Officer

