Form 10-K
period 2022-12-31
Helbiz, Inc.
filed 2023-03-28
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File Number: 001-39136

HELBIZ, INC.

(Exact name of registrant specified in its charter)

Delaware	84-3015108
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

32 Old Slip, New York, NY 10005

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (212) 588-0022

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Class A Common Stock	HLBZ	Nasdaq Capital Market

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Warrant	HLBZW	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting securities held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was approximately $14,000,000 based upon the closing sale price of $0.65.

As of March 24, 2023, there were 278,468,103 shares of the registrant’s class A common stock, $0.00001 par value, outstanding, and 14,225,898 shares of the registrant’s Class B common stock, $0.00001 par value, outstanding.

ii

PART I

ITEM 1. BUSINESS

General

We provide innovative and sustainable transportation solutions that help people move seamlessly within cities.

Our journey began with e-scooters in Italy in 2018, and today we have evolved into a multi-modal micro-mobility ecosystem offering micro-mobility electric vehicles, while continuing to push boundaries, lead innovation and set new standards in our space. We are changing how people move from A-to-B, allowing users to unlock vehicles on demand with a tap of a button from their smartphone. From being an early mover in Italy and educating users on this new technology, we have today evolved into a multi-modal micro-mobility ecosystem.

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

We have become an integrated part of our local communities. We offer our user base products and services other than our vehicles, from transit integration to home deliveries of meals cooked in our restaurant to media content on our app, to deepen our consumer relationship and experience, and intend to increase our offerings of new products and services. Through our recent acquisition of Wheels Labs, Inc., we now offer individuals the opportunities to rent on a monthly basis or to purchase our proprietary sit-down scooters, Wheels One.

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

Unlike many of our competitors, our approach in our early days was future-focused as opposed to generating short-term revenues and unsustainable growth. This approach, paired with our values, tools and teams, has put us in a position to operate in the micro-mobility market in a way that we believe our competitors cannot. We believe that, among other reasons, the future belongs to Helbiz based on the following strengths:

•        A well-known brand with deep market penetration

Since we began what we believe is Italy’s first ever shared e-scooter rental in Milan in 2018, we have grown significantly, and we have become a substantial Italian micro-mobility operator, based on number of licenses and electric vehicles authorized. In the past two years we have expanded our presence in the U.S. market and currently have licenses to operate in more than 13 U.S. cities and universities. In August 2021, we became the first micro-mobility company to list on a major U.S. stock exchange.

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

•        A Global hyper local approach — our proven relationship with cities we operate in

We view each city or university in which we operate through the lens of a partnership between us and that city or university. By focusing on this partnership, we believe that we will be able to provide a sustainable solution to the city’s or university’s reliance on cars. We take a city-first approach to tailor the services that we offer and how we offer them. From our inception, we have been focused on serving cities the right way, guaranteeing, and upholding our high standards while maximizing utilization and vehicle distribution. We harness the global power and support of an extensive operational, technological and customer support team optimized for a hyper local approach that deeply connects with cities, communities, and customers on a daily basis. We have built a scalable and versatile platform focused on our ability to fully customize our offering in each individual market to cover the unique needs of every city or university. When we enter a market, we do so as a partner of the local municipality more than a service provider. We take ownership of the communities that we serve and aspire to seamlessly integrate within the existing infrastructure for long-term collaboration. The local quality focus approach sets us apart with customers and cities. We hire and train locally and mainly use dedicated in-house teams throughout operations to properly guarantee our service, reliability, and accountability down to the smallest detail while directly representing our company in the local communities every day. In a regulatory landscape that focus on quality and community, our approach, that is in direct contrast to many of our competitors’ independent contractor model, has seen us gain favor of local municipalities.

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

We also have a proprietary vehicle, Wheels One, a sit-down scooter, which we intend to continue to manufacture and rent on a monthly basis or sell to users.

•        An Exceptional Customer Experience

We have built our platform and experience around our customers from the beginning.

•        Use of Strategic Partnerships — to drive new users and increase adoption

To further enhance and grow our presence in local markets, we actively focus on partnering with local and national market leaders to expose our fleet and platform to millions of our partners’ existing clients. We have formed partnerships with several players that allow us to tap into existing user bases to quickly boost ridership and credibility when entering new markets. In new markets, strong local partners also help us tap into existing governmental relationships to expedite license processes. Carefully chosen strategic partnerships help us escalate the ability to scale while significantly improving brand awareness and image, linking us to strong and reliable businesses.

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

•        Our food preparation and delivery offering.

In July 2021, we launched Helbiz Kitchen, our service through which users can order food for delivery through our mobile app. We will capture all of the revenues from such orders by preparing the food to be ordered in a ghost kitchen and having it delivered by our own drivers using our e-vehicles. Our pilot ghost kitchen is in an approximately 21,500 square foot facility in Milan, Italy that provides six menus centered on pizzas, hamburgers, salads, poke, sushi and ice cream. In keeping with our ethos of providing eco-friendly offerings, our pilot ghost kitchen has an all-electric kitchen and uses biodegradable containers, utensils and packaging in our deliveries instead of plastics. In February 2023, we opened our first Helbiz Kitchen in the United States in Santa Monica, California with plans to open the second U.S. location in Los Angeles, California in the coming weeks.

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

Operational Superiority

A robust and reliable driver network and infrastructure which ensures that vehicles are properly distributed, batteries charged and maintained is the foundation for the customer experience that we offer. We have built a flexible and scalable infrastructure to manage our fleets and drivers globally. Every city we operate in has a local on-ground operations team, drivers with extensive local knowledge and a global support system. Our service and platform are built around our operational experience gained over many years to get the operations right instead of rapidly and prematurely scaling. The long-term success, and profitability, of any micro-mobility operator is directly linked to the quality and efficiency of operations. For that reason, we meticulously built each technology tool used in our operations from scratch including warehouse and inventory management, the Helbiz Drivers App, our Dispatch Engine and management tools. All technology tools and platforms were built to work in conjunction with each other, and carefully selected and trained drivers.

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

•        In-House drivers

We believe our early success, both with customers and regulators, is directly linked to our commitment to solely hire and utilize in-house teams for our on-ground operations or local partners for specific cities. Utilizing in-house teams or local partners, and not independent contractors like our competitors, allows us to properly train and oversee each worker/partners. To cities and regulators, it means we can provide consistent service, respond to issues in real time, be fully accountable, work hand in hand with regulators and have our workers as an extension of our brand in the communities without relying on unscreened third-party workers and the uncertainties that come with such.

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

 Benefits of the Helbiz Mobility Platform

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

•        E-Scooter, E-Bikes, E-Mopeds and Wheels e-Bikes

We have established a network of shared owned e-scooters, e-bikes (including Wheels) and e-mopeds in a number of cities serving the needs of a diverse demographic looking for affordable, efficient, green and more active alternatives for short trips.  With our recent acquisition of Wheels, we broadened the types of vehicles available in our shared mobility service.  The Wheels vehicle features a seated form factor, low center of gravity, 14-inch wheels to help navigate uneven pavement surfaces, and a first-of-its-kind integrated helmet system.

•        Wheels Long-Term Rental

Wheels offers a long-term rental option allowing riders to rent their own sit-down scooter for personal use.  The subscription starts at $99 per month and can be canceled any time after return of the vehicle.

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

•        Streaming Content.

Starting in August 2021, we began providing media content to subscribers to Helbiz Unlimited, our offering that provides unlimited monthly use of our e-scooters and e-bikes for a fixed fee, and through other subscription models. We started streaming content in Italy with the 390 games per season of the Italian Serie B soccer league for the next three seasons, and we are looking to offer these games in other countries where we are present. We are exploring options to sell, reduce or discontinue portions of or all of our Helbiz Live business.

•        Food for delivery.

In July 2021, we launched Helbiz Kitchen, our service through which users can order food that we prepare for delivery through our mobile app. We capture all the revenues from such orders by preparing the food that is ordered in a ghost kitchen and having it delivered by our own drivers using our e-vehicles. Our pilot ghost kitchen operates from an approximately 21,500 square foot facility in Milan, Italy that provides six menus centered on pizzas, hamburgers, salads, poke, sushi and ice cream. We recently opened our first ghost kitchen in the United States.

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

Types of subscriptions include:

•     Wheels Long-Term Rental

Wheels offers a long-term rental option allowing riders to rent their own sit-down scooter for personal use.  The subscription starts at $99 per month and can be canceled any time after return of the vehicle.

•     Helbiz Unlimited

Take 100 trips with each trip of maximum 30 minutes on our e-scooters and e-bikes on a monthly basis for a fixed price. Subscribers to Helbiz Unlimited will have access to our streaming content, which debuted in August 2021 and includes all 390 games per season of the Italian Serie B soccer league for the next three seasons, live and on demand streaming rights for up to four Major League Baseball games weekly, select games from the German football cup, select NCAA football games, select NCAA men’s basketball games and other content. We have added and are looking to continue to add additional content, with a focus on sporting events, in the near future. Subscribers to Helbiz Unlimited will also not have to pay any delivery fees for the delivery of our food.

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

Field Operations Excellence

Along with vehicle quality and the user app experience, we aim to differentiate our shared mobility service through field operations.  In each city in which we operate, our operation team ensures that our vehicles are properly distributed, charged, maintained and always ready to rent.  In contrast to competitors who fully outsource field operations, resulting in uneven servicing quality and efficiency, Helbiz services each city with a combination of direct employees and some third-party outsourcing.  This level of control is designed to help our operations meet the highest standards of consistency and efficiency.

We direct our field operators through our “Driver App”, which controls and directs the tasks assigned to the team.  Our drivers simply tap ‘Start Shift’ inside the Helbiz Driver app to start a shift. Drivers will automatically start to receive tasks, on-screen instruction, and turn-by-turn navigation to handle their shift and objectives with ease. Every step of the way the driver is guided in an intuitive way to pick up and swap batteries and reposition and maintain vehicles. By tracking every movement, action, route, pickup and drop off, we have an overview of each city’s operation and are able to direct our support teams based on that overview.

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

We are exploring options to sell, reduce or discontinue all or portions of our streaming operations.

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

We launched Helbiz Kitchen in June 2021 with a pilot ghost kitchen in Milan, Italy. Our approximately 21,500 square foot facility in Milan offers six menus of dishes (pizza, hamburgers, poke, salads, sushi and ice cream) for 12 hours a day, seven days a week, and we intend to expand the variety of the menus and the hours of operation in the near future. We recently opened our first ghost kitchen in the United States.

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

Strategy

We are one of the few established micro-mobility operators with a truly scalable infrastructure, deep engagement in our cities and a clear path to capture the opportunity of the fast-growing micro-mobility industry. We plan to leverage our strengths to outperform our competition with the following growth strategies:

•	Grow our Rider base. We see significant opportunity to continue to grow our rider base. We strive to continue drive organic adoption by continued investments in fleet, brand, and consumer awareness. We also offer incentives for first time riders and referrals and plan to continue to grow our incentive programs to foster organic grow. Additionally, we seek to expand our offering beyond e-scooters, e-bikes, Wheels e-bikes and e-mopeds to properly serve all demographics in cities and increase the reach of our platform. Micro-mobility is an industry in its infancy, and Helbiz introduced this technology in Italy, which involved significant user education to shift engraved user behavior. As other slower adapting demographics gradually adopt micro-mobility and the growing percentage of the population who are born as digital natives become of age or increase their spending power, we believe we will benefit from a significant growth not only in rider base but lifetime value across verticals as well.

•	Increase penetration in our existing markets. Although in Italy we are currently a market leader based on vehicles authorized and licenses obtained, we see room for further growth and plan to deploy new e-scooters, e-bikes and e-mopeds into both existing and new service areas in order to meet rising demand. Furthermore, we believe that there is significant opportunity for growth in the United States, as more cities are embracing shared shared-mobility services and municipalities with existing pilot programs and licensed services are ready for license renewals.

•	Continue expanding into new markets with optimal regulatory conditions and transportation infrastructure. As authorities around the world begin to adopt acceptable rules and regulations surrounding dock-less e-scooter, e-bike and e-moped sharing, we plan to take advantage of our tech-driven platform, operational excellence and services to offer these cities a sustainable solution. Some of the largest cities and markets in the world have not established regulations to pave the way for these new forms of transit. We will continue to work closely with local regulators globally to unlock these markets and establish a long-term and sustainable relationship. We plan on targeting cities with established infrastructure.

•	Increase our use cases. We intend to continue to expand our offerings and products to make Helbiz the transportation platform of choice for all demographics and use cases. We aim to offer product to simplify travel decision making, become a fully integrated A-to-B solution within existing transit network while expanding our subscription packages and B2B offerings among other things through centralized enterprise tools and bulk packages for universities and businesses, to offer, manage and cover transportation needs and of employees and students.

•	Expand multimodal offerings. We continue our mission to make Helbiz the number one transportation ecosystem, and we believe that it is essential to address a wide range of transportation needs and preferences for an inclusive offering across demographics. We recently launched e-bikes and e-mopeds in addition to our e-scooters to serve a different demographic and are working on seamlessly integrating public transit to enable riders to optimize their trips across all available offerings based on their preferences.

•	Leverage our platform to launch new products. We believe that we can continue to innovate, solve complex challenges and create platforms on top of our robust and scalable technological infrastructure to meet the localized needs of the mass market consumer, who is already using Helbiz daily, with new services from payments solutions, public transportation and food delivery. Being a high adoption consumer platform with deep penetration in core markets, we believe that we have a unique opportunity to extend our ecosystem and platform offering around the needs of our consumers leveraging our low customer acquisition costs to fuel long-term value and impact. Each platform offering increases the value of our overall platform, enables us to attract new platform users, deepens the individual engagement and retention within the platform while significantly boosting lifetime value across platform and platform loyalty. Our mission is to combine all offerings in a seamless platform meeting all localized needs of the mass market consumer on demand, beyond micro-mobility.

•	Grow rider ecosystem spend. As we continue to grow our brand loyalty and offerings, products, use cases and customer experience, the stickiness of our customers increase, integrating Helbiz more into their daily lives and routines. We believe that this will grow their total ecosystem spend significantly over time.

•	Pursue strategic partnerships. Our early success, despite much less funding than U.S. competitors, was among other things due to our hyper-local approach where we as a young company tailored our approach to the individual city while partnering with well-established companies with loyal customer bases, influence, and synergy to allow us to quickly harness brand awareness, capitalize on their existing reputation for rapid adoption. We intend to continue to pursue strategic synergetic partnerships to strengthen our brand, offering and market adoption.

•	Continued research and development to increase vehicle-level economics and user experience. Our team is constantly developing new ideas for all facets of our business. From continued development on our mobile application to hardware development for our e-scooters, e-bikes and e-mopeds, we are actively pursuing ways to serve our customers and create a sustainable and profitable business. We have drastically increased lifespan of our entire fleet and the daily availability through 3 generations of vehicles and moving from built-in batteries to swappable batteries eliminating the need to pick up and charge the entire fleet every night allowing vehicles to remain on the street and operational.

•	Target non-traditional markets. We believe that in the rush to compete in the micro-mobility market, many of our competitors have overlooked markets that might not be considered traditional consumers of micro-mobility services. These markets include hotels, amusement parks, convention halls, airports and other third parties that see a need to provide their customers with additional methods of short-distance transportation. We are exploring these markets and negotiating terms outside our conventional rental arrangements.

•	Expand our Helbiz Kitchen offering. In July 2021, we launched Helbiz Kitchen, a delivery-only “ghost kitchen” restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order meals, with the opening of our pilot ghost kitchen in Milan, Italy which we intend to follow with other ghost kitchens in the near future. We have opened our first ghost kitchen in the United States in February 2023 and intend to open the second in the coming weeks.

•	Invest in technology to strengthen platform and increase efficiency. We plan to continue to invest in and develop our proprietary technologies and core platform drivers to optimize our operations, autonomy and scalability. These investments will allow us to continue to increase our efficiencies and lower our operational costs offering our riders an affordable and high-quality experience.

•	Grow Advertisement Opportunities. We are continuing to grow our advertisement offering and integrations. As we rolled out in-app advertisement in 2020. We expect to be able to significantly grow our overall advertisement revenues as we roll out advertisement in all cities and combine it with additional and more complex advertisement types and dedicated advertisement management tools for enterprises.

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

We also plan to rely on patents to protect our intellectual property and proprietary technology, to the extent feasible, and plan to consult with intellectual property counsel to determine what patents we may be able to file to protect our intellectual property. Wheels has already made strides in this area with a number of key innovations, such as our micro-controller technology that allows users to control all vehicle functions via Bluetooth, WiFi, and cellular networks. One of the unique features we have filed a patent for is a pedal-less bike body specifically designed for micro-mobility sharing use, which sets us apart from competitors and offers users a distinctive mode of transportation. Another important innovation is the electrical integration of helmets into the chassis of our Wheels devices, promoting safety, as the helmet can be unlocked and locked when the device is in use or not. To promote hygiene in our shared-use service, we have developed an anti-microbial film inside the helmets, enabling users to replace the film rather than reusing the previous customer's film. Furthermore, we hold patents on the use of gear motors to improve climb performance for hill climbs, providing a better experience for users in hilly terrain. As of the date of this annual report, we have filed a patent application in the United States for our smart parking technology (patent application number: 16/673,518). Although we believe that some of our technology may be patentable, such patents might not be granted, might be challenged, invalidated, or circumvented, or the rights granted thereunder or under licensing agreements might not provide competitive advantages to us. We believe that due to the rapid pace of technological innovation for technology, mobile, and internet products, our ability to establish and maintain a position of technological leadership in the ridesharing industry depends more on the skills of our development personnel than the legal protection afforded our existing technology.

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

We do not intend to create or own any of the media content to be streamed on our Helbiz Live platform. Instead, we plan to license such content. We have acquired a three-year license to broadcast in Italy all 390 regular season games in the Italian Serie B soccer league. We will not own any of the intellectual property associated with such games, the league or the teams in the league.

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

Italy

We are a substantial operator in Italy in the micro-mobility environment. As of March 24, 2023, we hold licenses in 17 cities in Italy for up to 8,000 e-scooters and e-bikes. We currently provide, or are schedule to soon provide, e-scooter, e-bike and e-moped micro-mobility programs in the following areas of Italy:

eScooters, Italian Cities	Maximum Number of Vehicles	License Start	License Termination
Rome	2,500	September 2020	March 31, 2023
Naples	900	September 2020	May 31, 2023
Milan	750	December 2019	July 27, 2023
Turin	500	December 2019	July 27, 2023
Palermo	500	February 2021	Waiting from City Authorities
Catania	500	December 2021	December 31, 2023
Ravenna	350	August 2020	Waiting from City Authorities
Parma	300	September 2020	September 2, 2024
Pisa	300	September 2020	November 5, 2023
Fiumicino	250	June 2021	June 17, 2023
Modena	200	September 2020	September 30, 2024
Cesena	200	July 2020	July 27, 2023
Ferrara	200	February 2021	December 31, 2024
Collegno	150	March 2021	December 31, 2025
Rho	75	December 2022	November 3, 2025

eBikes, Italian Cities	Maximum Number of Vehicles	License Start	License Termination
Cesena	400	July 2020	July 27, 2023

eMopeds, Italian Cities	Maximum Number of Vehicles	License Start	License Termination
Milan	n/a	September 2020	n/a
Turin	n/a	September 2018	n/a
Florence	100	November 2021	November 1, 2026
Genoa	n/a	July 2019	n/a

United States

In 2019, we started our expansion to the United States. As of March 24, 2023, we hold 6 licenses, in 5 U.S. cities, additionally we operate with small fleet of Wheels vehicles in three University’s campuses. We are currently in the application process for additional licenses and intend to continue to scale and implement our proven business model and platform from Europe across the United States. We currently provide e-scooter and e-bike micro-mobility programs in the following areas the United States:

eScooters, USA Cities	Maximum Number of Vehicles	License Start	License Termination
Los Angeles, California	6,000	Acquired from Wheels	April 7, 2023
Santa Monica, California	200	Acquired from Wheels	September 30, 2023
Miami Dade County, Florida	50	April 17, 2022	Waiting from City Authorities
Miami Lakes, Florida	150	November 3, 2021	Waiting from City Authorities
Orlando, Florida	700	Acquired from Wheels	July 7, 2023
Austin, Texas	1,750	Acquired from Wheels	June 1, 2023

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

Pursuant to the agreement, Telepass will pay us a total of €50,000 for marketing opportunities provided by us and an additional €250,000 for the concession fee payable by us to the customer. In exchange, we will offer 50% discount to Telepass users on e-scooters and e-bikes.

Our partnership with Telepass is set to expire in December 2023. Telepass may terminate the agreement if there is material breach and we fail to cure such breach within 15 days from the date of a written notice from Telepass. Telepass also has the right to fully or partially withdraw from the agreement at any time.

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

Pursuant to the agreement, we will provide Trenitalia users vouchers for free rides and discounts and such promotion will be advertised on Trenitalia’s website, in certain trains and train station lounges and through jointly planned educational events around Italy. Our agreement with Trenitalia expires in May 2023. Either party can terminate the agreement with 60 days’ prior written notice.

WeTaxi

We have partnered with WeTaxi, a leading taxi operator in Italy, to enable Helbiz users to book taxis directly from our app.  Riders using the Helbiz app will see a maximum price when booking a taxi, which allows for easy planning.  Furthermore, users can use multiple payment methods and book shared routes with friends.  The partnership enables WeTaxi cab drivers and cab cooperatives to reach a younger target audience that does not normally use their service.  WeTaxi states that is has about 6,000 drivers operating in 20 cities in Italy.

Helbiz & Wheels Google Maps

In late 2022 we completed the integration of Wheels vehicles onto the Google Maps platform, whereby our unique sit-down scooters appear on the map with the approximate price, estimated trip duration and optimized route to the traveler’s desired destination.  This collaboration expands on the previously-announced integration of Helbiz vehicles into Google Maps, expanding access to our efficient and sustainable transportation options.  By using Google Maps, Helbiz users worldwide can find a nearby vehicle to quickly meet their first and last-mile needs, while also reducing traffic and pollution.

Yolo Insurance

Helbiz partnered with YOLO, Italy's first mover in insurtech, to launch Helbiz Insurance, a new suite of digital insurance solutions available directly from the Helbiz app.  The insurance offerings available to Helbiz customers includes specific solutions to protect cyclists and their bicycles from risks, accidents, breakdowns, and any other unforeseen events that may occur during a trip. These innovative instant insurance solutions, created in collaboration with a leading insurance provider, are distinguished by the simplicity, customization options and speed of the purchasing process. Meant to be purchased on the go via the in-app wallet, riders will have temporary coverage for as little as one to a maximum of 30 days.  YOLO Group, listed on the professional segment of Euronext Growth Milan, is one of the leading players in the Italian market for digital insurance services that allow underwriting on an on-demand and pay-per-use basis for products of major national and international insurance groups.

FinTech Partnership

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

•        Segway Group for the supply of our electric fleet, excluding Wheels; and

•        I-Walk for the supply of Wheels electric fleet.

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

Our agreement with Stripe expires in September 2023.

Segway

Pursuant to our agreements with Segway, we purchased approximately 7,000 e-scooters, in 2020. Segway charges a monthly fee for its licensed technology. An e-scooter is considered an active product for any month that is active at any time during that month. Segway also charges hourly technical support fees. In addition, Segway imposes minimum service fees. Our agreement with Segway will expire in May 2023 and is automatically renewable for another one year each, unless either party provides at least 60 days’ prior written notice stating the intent not to renew prior to the end of such term. Either party may terminate the agreement if the other party breaches any material terms of the agreement and does not cure the breach within 30 days after receiving written notice from the non-breaching party. Additionally, Segway may terminate the agreement if we breach our obligation to make payments, to comply with the restriction on use and resale of Segway’s products, the laws and other programs applicable to the use of Segway’s products, the license of Segway’s technology and software, privacy and data securities, and confidentiality and fails to cure such breach within 10 days after notice of breach from Segway. Segway may also terminate the agreement with 30 days’ prior written notice if Segway reasonably believes our operations create undue risks for Segway, the end users or other third parties or if Segway reasonably believes that any new laws or amendments to existing law makes the performance of the agreement unlawful or impracticable. Lastly, Segway may terminate the agreement immediately if we file for bankruptcy.

Employees

As of March 28, 2023, we have 284 full-time employees, no part-time employees. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees generally are good.

The following table sets out the number of our employees on a full-time and part-time basis:

Position	Employees
Management and administration	75
Operations	134
Customer Support	28
Technology/Research & Development	47
Total	284

Our business plan entails expanding our micro-mobility sharing services to multiple cities in the near term. As we expand our shared micro-mobility services and provide new services, our property needs will increase for office space, pick-up and drop-off locations and industrial space.

Material Agreements

In addition to our compensation agreements with management and other material agreements described elsewhere in this annual report, we have entered into the following material agreements under which we still have obligations or rights:

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

Acquisition of Wheels Labs, Inc.

On November 18, 2022, we acquired all of the issued and outstanding shares of capital stock of Wheels Labs, Inc. (“Wheels”), and Wheels became our wholly-owned subsidiary when another wholly-owned subsidiary (“Merger Sub”) merged with and into Wheels (the “Merger”). In connection with the Merger, we entered into an Amended and Restated Agreement and Plan of Merger (the “Amended Merger Agreement”) on October 24, 2022 with Wheels and Merger Sub and an Escrow Agreement with Wheels, Merger Sub, an escrow agent and an authorized representative of certain security holders of Wheels.

Pursuant to the Amended Merger Agreement, in exchange for all of the outstanding share capital of Wheels, Merger Sub merged with and into Wheels and became our wholly-owned subsidiary. The following is a summary of the Amended Merger Agreement, and we suggest that you review the entire Agreement, which is attached as an exhibit to this Current Report, if you would like to have a deeper understanding of its terms.

Consideration

In exchange for all of the outstanding share capital of Wheels, we issued to security holders of Wheels approximately 6,751,823 Series A convertible preferred stock equal to six and ninety-nine hundredths (6.99%) of our total issued and outstanding common stock immediately prior to the Closing (as may be adjusted downwards pursuant to the terms and conditions of the Amended Merger Agreement). The Series A convertible preferred stock converted into 5,343,184 shares of the Company’s Class A common stock upon the approval of the majority of the holders of the Company’s common stock to allow for such issuance under Nasdaq Rule 5635 (the “Stockholder Approval”).

Representations and Warranties

In the Amended Merger Agreement, we made certain representations and warranties (with certain exceptions set forth in the Amended Merger Agreement’s disclosure schedules) relating to, among other things: (a) our and our subsidiaries proper corporate existence and similar corporate matters; (b) our proper corporate authorization in relation to the execution, delivery and enforceability of the Amended Merger Agreement and other transaction documents; (c) the non-contravening effect our performance under the Amended Merger Agreement will have in relation to our operations or compliance with related laws; (d) our capital structure; (e) brokers and finders fees; (f) intellectual property; (g) litigation; (h) our related party transactions; and (i) other customary representations and warranties.

In the Agreement, Wheels makes certain representations and warranties relating to, among other things: (a) proper corporate organization and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Agreement and other transaction documents; (c) the non-contravening effect of Wheels’ performance under the Agreement will have in relation to its operations or compliance with related laws; (d) no government authorization; (e) Wheels’ capital structure; (f) required consents; (h) financial statements; (i) property and title to assets; (j) litigation; (k) contracts; (l) licenses and permits; (m) intellectual property; (n) related party transactions; and (o) other customary representations and warranties.

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

The three convertible notes issued in 2021 have been fully converted into Class A common shares during the year ended December 31, 2022. In detail, the note holder converted $31 million (of which $30 million as principal and $1 million as interests) of the 2021 Convertible Notes into 38,230,442 Class A Common Shares.

On April 15, 2022, we entered into a Securities Purchase Agreement with the Selling Shareholder. Pursuant to the terms of that agreement, we:

•	issued 150,000 shares of Class A common stock (the “2022 Commitment Shares”) to the Selling shareholder as a commitment fee;

•	issued a convertible note to the Selling Shareholder in the principal amount of $6 million (as amended on May 17, 2022 and August 23, 2022, the “First 2022 Convertible Note”) on the date of such agreement;

•	issued 500,000 warrants to the Selling Shareholder on the date of such agreement (the “April 2022 Warrant”); and

•	issued a convertible note to the Selling Shareholder in the principal amount of $4 million (as amended on May 17, 2022 and August 23, 2022, the “Second 2022 Convertible Note”) on May 27, 2022;

In exchange for the issuances of the 2022 Commitment Shares, the April 2022 Warrant and the First 2022 Convertible Note, we received net proceeds from the Selling Shareholder of approximately $6 million and, in exchange for the issuance of the Second 2022 Convertible Note, we received net proceeds of $4 million. The 2022 Convertible Notes are convertible by the Selling Shareholder at the lower of $2.00 or 92.5% of the lowest daily VWAP of the Class A Common Stock during the five consecutive trading days immediately preceding the conversion date or other date of determination, provided that the conversion price may not be less than $0.25.

On August 9, 2022, we entered into the August 9, 2022 Securities Purchase Agreement with the Selling Shareholder. Pursuant to the terms of that agreement, we issued a convertible note to the Selling Shareholder in the principal amount of $3 million (as amended on August 23, 2022, the “Third 2022 Convertible Note”) on the date of such agreement;

In exchange for the issuance of the Third 2022 Convertible Note, we received net proceeds from the Selling Shareholder of approximately $3 million. The Third Convertible Note is convertible by the Selling Shareholder at the lower of $2.00 or 92.5% of the lowest daily VWAP of the Class A Common Stock during the five consecutive trading days immediately preceding the conversion date or other date of determination, provided that the conversion price may not be less than $0.25.

On August 23, 2022, we entered into the August 23, 2022 Securities Purchase Agreement with the Selling Shareholder. Pursuant to the terms of that agreement, we:

•	issued a convertible note to the Selling Shareholder in the principal amount of $5 million (the “Fourth 2022 Convertible Note”) on the date of such agreement;

•	issued 500,000 warrants to the Selling Shareholder on the date of such agreement (the “August 2022 Warrant”);

•	agreed to issue a convertible note to the Selling Shareholder in the principal amount of $2.5 million (the “Fifth 2022 Convertible Note”) within one day of the filing of the registration statement of which this prospectus forms a part); and

•	agreed to issue a convertible note to the Selling Shareholder in the principal amount of $2.5 million (the “Sixth 2022 Convertible Note”) within one day of the effectiveness of the registration statement of which this prospectus forms a part).

In exchange for the issuances of the August 2022 Warrant and the Fourth 2022 Convertible Note, we received net proceeds from the Selling Shareholder of approximately $5 million and, in exchange for the issuance of the Fifth 2022 Convertible Note and the Sixth 2022 Convertible Note, we expect to receive net proceeds of $5 million. The Fourth 2022 Convertible Note, the Fifth Convertible Note and the Sixth Convertible Note are (or will be upon issuance) convertible by the Selling Shareholder at the lower of $2.00 or 92.5% of the lowest daily VWAP of the Class A Common Stock during the five consecutive trading days immediately preceding the conversion date or other date of determination, provided that the conversion price may not be less than $0.25.

As of March 24, the 2022 convertible notes have been partially repaid of which a portion in cash for $3.7 million and a portion converted into Class A common shares. In detail, the note holder converted $14 million (of which $13.7 million as principal and $0.3 as interests) of the 2022 Convertible Notes into 73,330,067 Class A Common Shares.

SEPAs

On October 31, 2022, we entered into a Standby Equity Purchase Agreement (the “October SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the October SEPA, we shall have the right, but not the obligation, to sell to Yorkville up to $13,900,000 of its shares of Class A common stock, par value $0.00001 per share, at our request any time during the commitment period commencing on October 31, 2022 and terminating on the earliest of (i) the first day of the month following the 24-month anniversary of the October SEPA and (ii) the date on which Yorkville shall have made payment of any advances requested pursuant to the October SEPA for shares of our Class A common stock equal to the commitment amount of $13,900,000. Each sale we request under the October SEPA (an “Advance”) may be for a number of shares of Class A common stock with an aggregate value of up to $13,900,000. The shares would be purchased at 95.0% of the Option 1 Market Price, which is the lowest VWAP (the daily volume weighted average price of our Class A common stock for the applicable date on the Nasdaq Capital Market as reported by Bloomberg L.P. during regular trading hours) in each of the three consecutive trading days commencing on the trading day following our submission of an Advance Notice to Yorkville, or 92.0% of the Option 2 Market Price, which is the VWAP of the pricing period set out in the Advance Notice and consented to by Yorkville. The purchase would be subject to certain limitations, including that Yorkville could not purchase any shares that would result in it owning more than 4.99% of our Class A common stock or any shares that, aggregated with any related transaction, would exceed 19.9% of all shares of common stock outstanding on the date of the October SEPA unless shareholder approval was obtained allowing for issuances in excess of such amount (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including to any sales of Class A common stock under the October SEPA that equal or exceed the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)).

In addition, subject to the mutual consent of the Company and Yorkville, we may, from time to time, request pre-advance loans (each, a “Pre-Advance Loan”) from Yorkville, in the aggregate not to exceed $13,900,000 and pursuant to the terms and conditions set forth in the October SEPA and the accompanying promissory note attached thereto. Pre-Advance Loans may be repaid with cash (including the proceeds of an Advance) or in shares of Class A common stock if the holder elects to convert the promissory note issued in connection with such Pre-Advance Loan.

In connection with the execution of the October SEPA, we agreed to pay a commitment fee of $278,000 as consideration for its irrevocable commitment to purchase the shares of Class A common stock upon the terms and subject to the satisfaction of the conditions set forth in the October SEPA. Such commitment fee is due within six months of the date of the October SEPA and may be paid in cash derived from an Advance under the October SEPA.

On January 24, 2023, we entered into a October SEPA with Yorkville (the “January SEPA”). Pursuant to the January SEPA, we have the right, but not the obligation, to sell to Yorkville up to $20,000,000 of shares of Class A common stock at our request any time during the commitment period commencing on January 24, 2023 and terminating on the earliest of (i) the first day of the month following the 24-month anniversary of the January SEPA and (ii) the date on which Yorkville shall have made payment of any advances requested pursuant to the January SEPA for shares of our Class A common stock equal to the commitment amount of $20,000,000. Each sale we request under the January SEPA (an “Advance”) may be for a number of shares of Class A common stock equal to the greater of: (i) an amount equal to 100% of the average daily traded amount of the shares during the five Trading Day immediately preceding the delivery of an Advance Notice, or (ii) 5,000,000 shares of common stock. The shares would be purchased at 95.0% of the Option 1 Market Price, which is the lowest VWAP (the daily volume weighted average price of our Class A common stock for the applicable date on the Nasdaq Capital Market as reported by Bloomberg L.P. during regular trading hours) in each of the three consecutive trading days commencing on the trading day following our submission of an Advance Notice to Yorkville, or 92.0% of the Option 2 Market Price, which is the VWAP during the period commencing upon receipt of such Advance Notice and ending on 4:00 p.m. on such day. An Advance with an Option 2 Market Price can only be selected with the consent of Yorkville. The purchase would be subject to certain limitations, including that Yorkville could not purchase any shares that would result in it owning more than 9.99% of our Class A common stock or any shares that, aggregated with any related transaction, would exceed 48,119,674, which amount is equal to 19.9% of all shares of common stock outstanding on the date of the January SEPA, unless shareholder approval was obtained allowing for issuances in excess of the Exchange Cap. The Exchange Cap will not apply under certain circumstances, including to the extent that (and only for so long as) the average price for all shares of Class A common stock purchased pursuant to the January SEPA shall equal or exceed the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)).

In addition, subject to the mutual consent of the Company and Yorkville, we may, from time to time, request pre-advance loans from Yorkville, in the aggregate not to exceed $20,000,000 and pursuant to the terms and conditions set forth in the January SEPA and the accompanying promissory note attached thereto. Pre-Advance Loans may be repaid with cash (including the proceeds of an Advance) or in shares of Class A common stock if the holder elects to convert the promissory note issued in connection with such Pre-Advance Loan.

In connection with the execution of the January SEPA, we agreed to pay a commitment fee of $400,000 as consideration for its irrevocable commitment to purchase the shares of Class A common stock upon the terms and subject to the satisfaction of the conditions set forth in the January SEPA. Such commitment fee is due at the earlier of one month of the date of the January SEPA or the first takedown thereunder.

On March 8, 2023, we entered into a SEPA with Yorkville (the “March SEPA”, and together with the October SEPA and the March SEPA, the “SEPAs”). Pursuant to the March SEPA, we have the right, but not the obligation, to sell to Yorkville up to $50,000,000 of shares of Class A common stock at our request any time during the commitment period commencing on March 8, 2023 and terminating on the earliest of (i) the first day of the month following the 24-month anniversary of the March SEPA and (ii) the date on which Yorkville shall have made payment of any advances requested pursuant to the March SEPA for shares of our Class A common stock equal to the commitment amount of $50,000,000. Each sale we request under the March SEPA (an “Advance”) may be for a number of shares of Class A common stock equal to the greater of: (i) an amount equal to 100% of the average daily traded amount of the shares during the five Trading Day immediately preceding the delivery of an Advance Notice, or (ii) 5,000,000 shares of common stock. The shares would be purchased at 95.0% of the Option 1 Market Price, which is the lowest VWAP (the daily volume weighted average price of our Class A common stock for the applicable date on the Nasdaq Capital Market as reported by Bloomberg L.P. during regular trading hours) in each of the three consecutive trading days commencing on the trading day following our submission of an Advance Notice to Yorkville, or 92.0% of the Option 2 Market Price, which is the VWAP during the period commencing upon receipt of such Advance Notice and ending on 4:00 p.m. on such day. An Advance with an Option 2 Market Price can only be selected with the consent of Yorkville. The purchase would be subject to certain limitations, including that Yorkville could not purchase any shares that would result in it owning more than 9.99% of our Class A common stock or any shares that, aggregated with any related transaction, would exceed 48,119,674, unless shareholder approval was obtained allowing for issuances in excess of the Exchange Cap. The Exchange Cap will not apply under certain circumstances, including to the extent that (and only for so long as) the average price for all shares of Class A common stock purchased pursuant to the March SEPA shall equal or exceed the Minimum Price (as defined in Nasdaq Listing Rule 5635(d)).

In addition, subject to the mutual consent of the Company and Yorkville, we may, from time to time, request pre-advance loans from Yorkville, in the aggregate not to exceed $50,000,000 and pursuant to the terms and conditions set forth in the March SEPA and the accompanying promissory note attached thereto. Pre-Advance Loans may be repaid with cash (including the proceeds of an Advance) or in shares of Class A common stock if the holder elects to convert the promissory note issued in connection with such Pre-Advance Loan.

In connection with the execution of the March SEPA, we agreed to pay a commitment fee of $750,000 as consideration for its irrevocable commitment to purchase the shares of Class A common stock upon the terms and subject to the satisfaction of the conditions set forth in the March SEPA. Such commitment fee is due at the earlier of one month of the date of the March SEPA or the first takedown thereunder.

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

We have operated at a loss since inception, and these losses are likely to continue. Our net loss for the years ended December 31, 2022, and 2021 was $82 million and $72 million, respectively. We might not ever be profitable or generate sufficient profits to distribute dividends to our shareholders. Until we achieve profitability, we will have to seek other sources of capital to continue operations.

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

Capital raises were the primary reason that the total outstanding shares at our class A common stock increased from 16,289,209 at December 31, 2021 to 278,468,103 at March 24, 2023. Our continued need for capital may result in such substantial dilution in the future. We may seek to increase cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. Financing might not be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

Issuance of shares of class A common stock pursuant to our SEPA or upon the exercise or conversion of options, warrants or convertible securities will further dilute the outstanding shares of shares of common stock and could adversely impact the price of our Class A common stock.

We have entered into SEPAs pursuant to which we could issue shares of class A common stock in materially large amounts. In the past six months, we have sold 128,125,000 shares of Class A common stock for approximately $21.3 million, and we may issue over $60 million of shares of Class A common stock pursuant to the existing SEPAs. Additionally, in 2021 and 2022, we converted approximately $43.8 million held by the counterparty to the SEPAs into approximately 106.4 million shares of Class A common stock. Any issuances of class A common stock pursuant to the SEPA or upon the conversion of outstanding convertible debt (totaling approximately $10.5 million as of March 24, 2023) or upon the exercise of outstanding warrants or options will dilute both your economic ownership and voting power. As a result, the per share price of our class A common stock may be adversely affected.

Our financial statements for the fiscal year ended December 31, 2022 include an explanatory paragraph from our auditor indicating that there is substantial doubt about our ability to continue as a going concern.

The auditor’s opinion accompanying our audited financial statements for the year ended December 31, 2022, include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern as a result of recurring losses from operations and negative cash flows. Since inception, we have devoted substantially all of our resources to initiating our micro-mobility services in various cities, building our intellectual property portfolio, planning our business, raising capital and providing general and administrative support for these operations. We expect our financial condition and operating results to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control.

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

As of December 31, 2022, we had total outstanding notes and bonds in a principal amount of approximately $40.7 million, mostly comprised of unsecured loans from an Italian bank and institutional investors, funds provided under a Loan and Security Agreement and convertible debentures and notes issued to Yorkville. Subject to the limitations under the terms of our existing debt, we may incur additional debt, secure existing or future debt or refinance our debt. In particular, we may need to incur additional debts to fund our activities, and the terms of such financing may not be attractive.

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

In November, 2022, we acquired all of the issued and outstanding shares of capital stock of Wheels Labs, Inc., and the combined company may not perform as we expect.

On November 18, 2022, we acquired all of the issued and outstanding shares of capital stock of Wheels Labs, Inc., which became our wholly-owned subsidiary when another wholly-owned subsidiary merged with and into Wheels. The combined company may not perform as we expect. Risks associated with the combined company include:

•        integrating businesses is a difficult, expensive, and time-consuming process. Failure to integrate successfully our businesses with the business and operations of Wheels Lab, Inc. could lead to inefficiencies, the loss of staff, decreased revenue and ineffective marketing campaigns or research and development;

•        the success of the combined company also depends upon relationships with third parties and any deterioration of the relationship with Wheels Labs, Inc.’ licensees or suppliers could adversely affect the combined company’s business, financial condition, and results of operations; and

•        an underestimation of the liability to which Wheels is exposed. We based the consideration that we paid for Wheels upon, other factors, our estimate of Wheels’s liability. If in the light of ongoing and new litigation involving Wheels this estimate proves to be incorrect, we could end up expending more funds to settle such liability (or to defend against it) than we had anticipated which could redirect our time and resources that would otherwise be used to progress our business.

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

We may become subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to, or deaths of, riders, or third parties that are attributed to us through our offerings. With the acquisition of Wheels, we acquired potential liability to several proceedings that began prior to the acquisition or that may be brought in connection with events that occurred prior to our involvement with Wheels. We may be subject to personal injury claims whether or not such injury actually occurred as a result of activity on our platform. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any riders or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition and results of operations. Our insurance policies and programs may not provide sufficient coverage to adequately mitigate the potential liability we face, especially where any one incident, or a group of incidents, could cause disproportionate harm, and we may have to pay high premiums or deductibles for coverage and, for certain situations, we may not be able to secure coverage at all.

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

We subcontract all of our manufacturing, assembly and testing of our vehicles. Our payment platform was developed by third parties. We depend upon a limited number of third parties to perform these functions, some of which are only available from single sources with which we do not have long-term contracts. In particular, we rely on:

•        Stripe, Inc. for payment processing,

•        Segway Group for supplying our fleet of electric vehicles, excluding Wheels’ vehicle and

•        I-Walk for Wheels’ vehicles.

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

The operation of the types of vehicles we offer, especially on or near roads, subjects their users to danger, and users of such vehicles have been seriously injured and even died as a result of their use. As we expand our micro-mobility network, we may be subject to an increasing number of claims, lawsuits, investigations, or other legal proceedings related to injuries to, or deaths of, riders of our vehicles or other offerings. We acquired potential liability for active personal injury claims against Wheels that had been initiated prior to our acquisition of Wheels. Any claims arising from the use of our offerings, regardless of merit or outcome, could lead to negative publicity, harm to our reputation and brand, significant legal, regulatory, or financial exposure or decreased use of our vehicles or other offerings. We might not be able to detect, prevent, or fix all defects, and failure to do so could harm our reputation and brand or result in personal injury or products liability claims or regulatory proceedings. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.

Our vehicles may experience quality problems from time to time, which could result in product recalls, injuries, litigation, enforcement actions and regulatory proceedings, and could adversely affect our business, brand, financial condition, and results of operations.

Our vehicles may contain defects in their design, materials and construction or may be improperly maintained or repaired. These defects or improper maintenance or repair could unexpectedly interfere with the intended operations of the vehicles, which could result in injuries to riders. Failure to detect, prevent or fix defects or to properly maintain or repair vehicles could result in a variety of consequences including product recalls, injuries, litigation, enforcement actions and regulatory proceedings, among others. The occurrence of real or perceived quality problems or material defects in our current or future e-bikes, e-scooters and e-scooters could result in negative publicity, regulatory proceedings, enforcement actions or lawsuits filed against us, particularly if riders are injured. Even if injuries to riders are not the result of any defects in or the failure to properly maintain or repair our vehicles or other offerings, we may incur expenses to defend or settle any claims and our brand and reputation may be harmed. With the acquisition of Wheels, we have acquired liability that may have attached to Wheels prior to our acquisition of Wheels and of which we may not be fully aware. Any of the foregoing risks could also result in decreased usage of our network of shared transportation modes and adversely affect our business, brand, financial conditions, and results of operations.

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

We are exploring options to sell our operations run by Helbiz Live and may be unsuccessful in doing so.

In an effort to streamline our business and reduce operating losses, we are exploring options to sell our Helbiz business and our rights to content contained herein. If we do not make any such sales, we will have to choose discontinue such operations or to continue with such operations at a loss with an eye towards future profitability or a future sales or to discontinue such operations without any possibility of recuperating losses to date on such operations.

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

In connection with the launch of Helbiz Kitchen, we have undertaken substantial obligations, including the lease of an approximately 21,500 square foot facility in Milan, Italy. We have also recently opened two new ghost kitchens in California and have entered into leases for facilities for those kitchens. We may have overestimated the appeal of our ghost kitchens and, as a result, may not generate as much revenue as we anticipate. The operation of Helbiz Kitchen will take capital and management’s time away from our core micro-mobility operations.

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

We initiated services out of our pilot ghost kitchen in Milan, Italy in June 2021 while in 2023 we launched US food locations in California. This growth strategy and the substantial investment associated with the development of each new ghost kitchen may cause our operating results to fluctuate unpredictably or have an adverse effect on our profits. In addition, we may find that our Helbiz Kitchen concept has limited appeal in new markets. Our ghost kitchens may not be successful, which could have a material adverse effect on our business, financial condition, and results of operations.

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

For example, we were a defendant in a putative class action suit in New York relating to an initial coin offering of a crypto currency, the HBZ coin, conducted by HBZ Systems PTE Ltd. (“HBZ Systems”) in early 2018. Although HBZ Systems has some common ownership with us, we consider it an unrelated party. Following the initial coin offering, HBZ Systems had entered into an arms’-length loan agreement pursuant to which we received a loan of $1,361,717 with a 9% interest rate per annum (as disclosed in our financial statements), fully repaid during 2021. Helbiz received no other funds from HBZ Systems.

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

Our business relies on our proprietary technology platform, but we have no patents or limited patent applications to protect the intellectual property underlying this platform. The steps we have taken to protect our proprietary rights and the steps that licensors take to protect intellectual property that we license may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside the United States. If we or such licensors are unable to obtain and maintain patent protection for technology and products that we use, or if the scope of the patent protection obtained is not sufficient, competitors could develop and commercialize platforms and products similar or superior to us, and our ability to successfully commercialize our platforms and products may be adversely affected. We are also possible that we will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities until it is too late to obtain patent protection on them.

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

•	for fear of spreading the virus further, several cities where we operate suspended micro-mobility services (including Miami which suspended the e-scooter services that we offered from March 2020 to October 2020); and
•	We suspended our services in some cities (like our e-bike services in Washington, D.C. which have yet to resume) and had to delay the projected start of services in new markets.

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

The stock markets in general and the markets for early-stage stocks have experienced extreme volatility. The market for the common stock of smaller companies such as ours is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will be more volatile than the shares of such larger, more established companies for the indefinite future. In 2022, the closing price of our class A common stock on the Nasdaq Capital Market fluctuated between a high of $5.93 to a low of $0.114.

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

We have received letters from Nasdaq stating that we are not in compliance with their continued listing requirements, and we might not be able to regain compliance. If as a result of the non-compliance Nasdaq delists our Class A Common Stock, the liquidity and market price of our Class A Common Stock could decline or cease to exist.

Our Class A Common Stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy certain continued listing requirements. If we are deficient in maintaining the necessary listing requirements, our common stock may be delisted.

On June 10, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating we were not in compliance with their continued listing requirement that we maintain a market value for our shares of Class A Common Stock together with our publicly traded warrants in excess of $35 million. We only regained compliance with this listing requirement in February 2023. The market value of our listed securities has subsequently fallen below $35 million, and we may once again fail to meet this listing standard if the market value of our listed securities stays below the minimum value for the prescribed period of time.

We received a letter from Nasdaq in July of 2022 that we were not in compliance with no longer complies with its minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days. We are in the process of holding a special meeting of our shareholders to enact a reverse stock split of our common stock as part of an effort laid out to Nasdaq to regain compliance with the Minimum Bid Price Requirement. We may be unsuccessful in getting the required shareholder approval for the proposed stock split or in satisfying the Minimum Bid Price Requirement following the stock split.

In January 2023, we received a letter from Nasdaq stating that it had determined we were not in compliance with Nasdaq Listing Rule 5260(a) due to our failure to hold an annual meeting of the shareholders within the twelve months following our fiscal year ended December 31, 2021. We have discussed a plan with Nasdaq to regain compliance under Nasdaq Listing Rule 5260(a) within the months following the date of this annual report.

These letters had no immediate effect on the listing of our Class A Common Stock on Nasdaq. However, if Nasdaq after the applicable compliance periods proceeds to delisting and we are not able to remedy the non-compliance, Nasdaq would delist our common stock from trading on its exchange. If we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the OTCQB or the “pink sheets.” If this occurs, we could face material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;
•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

After a hearing with a hearing panel to discuss the letters mentioned above, we received two letters from the hearing panel discussing steps that we are to take in connection with regaining compliance with the listing standards. The hearings panel has instructed us to conduct a reverse stock split of our common stock prior to March 31, 2023 and to hold an annual shareholder meeting prior to May 31, 2023. Failure to take these actions by the prescribed dates would further jeopardize the continued listing of our Class A common stock on the Nasdaq Capital Market.

If we are delisted and are unable to have our securities quoted on the OTCQB or “pink sheets” or similar bulletin board, our shareholders would not be able to resell their securities in a public market.

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

Our largest stockholder’s interests may differ from those of our public stockholders.

Approximately 37.2% of the voting power of our Common Stock is controlled, directly or indirectly, by our founder, Salvatore Palella. To our knowledge, no other stockholder owns more than 1% of our voting power. Mr. Palella has significant influence over corporate management and affairs, as well as matters requiring stockholder approval, and he is able to, subject to applicable law, participate in the election of the members of the Board of Directors and actions to be taken by us, including amendments to the Amended and Restated Certificate of Incorporation (assuming it is approved by the stockholders) and our Amended and Restated Bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of this stockholder may in some circumstances conflict with the Company’s interests and the interests of our other stockholders. This could influence his decisions, including with regard to whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authorities to the Company’s tax reporting positions may take into consideration this stockholder’s tax or other considerations, which may differ from the Company’s considerations or those of our other stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarter is located at 32 Old Slip, New York, New York. We also have offices in Milan (European headquarters), Los Angeles, California (Wheels headquarters) and Belgrade (Research and Development Office). We lease and maintain these offices; each of these offices is leased on terms that we consider market for their respective locations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Class A Common Stock

Our Class A common stock is listed on the Nasdaq Capital Market under the symbol “HLBZ”. The following table sets forth, for the periods indicated the high and low closing prices of our Class A common stock on the Nasdaq Capital Market as reported by Yahoo Finance.

	High Closing Price	Low Closing Price
Fiscal Year 2023 (quarter ended)
March 31, 2023 (through March 24, 2023)	$0.426	$0.113

Fiscal Year 2022 (quarter ended)
December 31, 2022	$0.421	$0.114
September 30, 2022	$1.610	$0.353
June 30, 2022	$3.360	0.650
March 31, 2022	$5.930	2.66

The last reported sales price for our shares of Class A common stock on the Nasdaq Capital Market as of March 22, 2023, was $0.117 per share. As of March 24, 2023, we had approximately 59 shareholders of record for our Class A common stock.

Publicly Traded Warrants

Certain of our warrants are listed on the Nasdaq Capital Market under the symbol “HLBZW”. The last reported sales price for our publicly traded warrants on the Nasdaq Capital Market as of March 22, 2023, was $0.053 per warrant.

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

Nasdaq Compliance

On June 10, 2022, we received a letter from the Listing Qualifications Department of Nasdaq indicating we were not in compliance with their continued listing requirement that we maintain a market value for our shares of Class A Common Stock together with our publicly traded warrants in excess of $35 million. We regained compliance with this requirement in February 2023.

On July 20, 2022, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that, based on the closing bid price of our Class A Common Stock, for the last 30 consecutive trading days, we no longer comply with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain the Minimum Bid Price Requirement, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days.

On January 4, 2023, we received written notice from the Listing Qualifications Department of the Nasdaq  stating that Nasdaq determined we were not in compliance with Nasdaq Listing Rule 5260(a) due to our failure to hold an annual meeting of the shareholders within the twelve months following our fiscal year ended December 31, 2021 (the “Annual Meeting”). The Notice stated that the failure to hold the Annual Meeting served as an additional basis for Nasdaq to consider delisting our securities on the Nasdaq Capital Market in addition to the fact that the Panel would consider the lack of an Annual Meeting as a factor in rendering a determination regarding our continued listing on The Nasdaq Capital Market. The letter further stated that, pursuant to Nasdaq Listing Rule 5810(d), we should present our views to the Panel with respect to the delinquency in holding our Annual Meeting.

We held a hearing before a Nasdaq Hearings Panel (the “Panel”). Under the Nasdaq Listing Rules, the Panel has the discretion to grant a further extension not to exceed June 6, 2023. The Panel granted us provisional extensions provided that we demonstrate our ability to comply with an agreed upon plan for gaining compliance. Although the Panel could grant us additional extensions until June 2023, the Panel might not grant us any further extensions if we deviate from this plan. We might not ultimately regain compliance with all applicable requirements for continued listing on Nasdaq.

On January 17, 2023, we received a Letter of Reprimand (the “Letter”) from the Nasdaq Listing Qualifications staff (the “Nasdaq Staff”), relating to the Company’s inadvertent failure to comply with Nasdaq Rule 5605(c)(2), which requires that the company must have, and certify that it has and will continue to have, an audit committee of at least three members, each of whom must be an independent director as defined under, as defined by Nasdaq Rule 5605(a)(2). The letter noted that in November 2022, upon review of the Company’s public filings with the SEC and subsequent correspondences with the Company, Nasdaq Staff determined that only two independent directors had served on the Company’s audit committee since listing in August 2021.

As has been disclosed, in connection with the SPAC business combination, Ms. Kimberly Wilford, an independent director, was expected to serve as a member of the Audit Committee. However, following the business combination and listing on Nasdaq, Ms. Wilford ultimately declined to also serve on the Audit Committee. Following Nasdaq’s determination of noncompliance, the Company took action to resolve the issue, and on December 19, 2022, the Company’s board appointed a new independent director, Mr. Massimo Ponzellini.

The Letter indicates that because the Company’s failure to comply did not appear to have been the result of deliberate intent to avoid compliance, the Company promptly acted to cure the deficiency and that the Company inadvertently violated the Listing Rules. The Nasdaq Staff believes it appropriate to close the matter by the issuance of the Letter. Accordingly, the matter is deemed to be closed.

Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of unregistered equity securities that we have no previously disclosed in filings with the U.S. Securities and Exchange Commission.

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

The following discussion refers to the financial results of Helbiz, Inc., for the years ended December 31, 2022, December 31, 2021. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refers to Helbiz and its affiliates. Except for per share data and as otherwise indicated, all dollar amounts set out herein are in thousands.

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

Founded on proprietary technology platforms, the Company’s core business is the offering of electric vehicles in the sharing environment. Through its Mobility App, Helbiz offers an intra-urban transportation solution that allows users to instantly rent electric vehicles. Additionally, the Company is operating two other business lines: (i) acquisition, commercialization and distribution of media content including live sport events and (ii) food delivery services through a “ghost kitchen” concept.

The Company currently has a strategic footprint in growing markets with offices in New York, Los Angeles, Milan, and Belgrade, with additional operational teams around the world. The Company currently has electric vehicles operating in the United States and Europe.

2022 Wheels Business Combination

On November 18, 2022, Helbiz, Helbiz Merger Sub, Inc. a wholly owned subsidiary of Helbiz and Wheels Labs, Inc. (“Wheels”), entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) for the sale and purchase (the “Business Combination”) of the entire issued corporate capital of Wheels pursuant to which the equity holders of Wheels sold their capital stock in Wheels to Helbiz. The Business Combination closed on November 18, 2022. Wheels is an international group operating in the micro-mobility business by sharing e-vehicles through an IT platform.

2021 GreenVision Acquisition Corp. Business Combination

On August 12, 2021, Helbiz consummated a business combination, by and among a NASDAQ listed entity, GreenVision Acquisition Corp. (“GRNV”), and its subsidiary, Helbiz Holdings Inc. (name of Helbiz, Inc. as private Company, before August 12, 2021) and Salvatore Palella (as representative of the shareholders of Helbiz Holdings Inc.). On the Closing Date, GRNV changed its name to Helbiz, Inc. as the name of the entity surviving the business combination.

As a result of the aforementioned business combination, each Helbiz Holdings share issued and outstanding immediately prior to the business combination date was canceled and automatically converted into the right to receive 4.63 (the “conversion ratio”) GRNV shares of the respective class.

2021 MiMoto Smart Mobility S.r.l. Business Combination

On April 1, 2021 (“Business Combiantion date”), the Company acquired the entire equity interest of MiMoto Smart Mobility S.r.l. (“MiMoto”), a dockless e-moped sharing private company based in Milan, Italy.

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the Year ended December 31, 2022, and 2021

The following table summarizes our consolidated results of operations for the year ended December 31, 2022, and 2021.

	Year ended December 31,
	2022	2021
Net revenue	$15,538	$12,834
Operating expenses:
Cost of revenues(1)	41,625	33,846
Research and development(1)	2,741	2,826
Sales and marketing(1)	8,712	10,875
General and administrative(1)	25,569	24,411
Impairment of goodwill and intangible assets	10,390	—
Total operating expenses	89,037	71,958

Loss from operations	(73,499)	(59,124)

Total non-operating expenses, net	(8,551)	(12,997)
Income taxes	(24)	150
Net Loss	$(82,074)	$(71,971)

	Year ended December 31,
	2022	2021
Net revenue	100%	100%
Operating expenses:
Cost of revenues(1)	268%	264%
Research and development(1)	18%	22%
Sales and marketing(1)	56%	85%
General and administrative(1)	165%	190%
Impairment of goodwill and intangible assets	67%	—%
Total operating expenses	573%	561%

Loss from operations	(473)%	(461)%

Total non-operating expenses, net	(55)%	(101)%
Income taxes	0%	0%
Net Loss	(528)%	(562)%

(1) Includes stock-based compensation for employees and services received, as follows

	Year Ended December 31,
	2022	2021
Cost of revenue	$15	27
Research and development	161	415
Sales and marketing	278	1,468
General and administrative	2,856	5,469
Total stock-based compensation expenses	$3,310	7,379

Net Revenue

	Year ended December 31,
	2022	2021	% Change
Mobility revenues	$8,430	$9,907	(15)%
Pay per ride	6,472	7,793	(17)%
Mobility Subscriptions	1,331	1,450	(8)%
Partnership fees	357	664	(46)%
Media revenues	$6,507	2,770	135%
Commercialization of Media Rights (B2B)	4,177	1,961	113%
Live Subscriptions (B2C)	1,740	307	467%
Advertising fees	590	502	18%
Other revenues	$601	$156	285%
Total Net revenues	$15,538	$12,834	21%

Total Net revenues increased by $2,704, or 21%, from $12,834 for the year ended December 31, 2021, to $15,538 for the year ended December 31, 2022. This increase was primarily driven by the increase in Media revenues and Other revenues, partially offset by the decrease in Mobility revenues.

Mobility revenues

Mobility revenues decreased by $1,477, or 15%, from $9,907 for the year ended December 31, 2021, to $8,430 for the year ended December 31, 2022.

The decrease in Pay-per Ride and Subscriptions revenues can be partially explained by a 16% reduction of trips between 2021 and 2022. The number of trips in 2022 dropped to 3,846,580 from 4,593,614 as a result of a decrease in operating cities during the year, partially offset by the addition of cities in which Wheels operates, which contributed only from November 18, 2022 to December 31, 2022.

The decrease in Pay-per Ride and Subscriptions revenues can also be partially explained by the Euro/U.S. Dollar exchange impact The general strengthening of the U.S. dollar against the Euro during the year ended December 31, 2022 compared to the same period in 2021 had an unfavorable impact on revenues. If we had translated mobility revenues using the prior year's monthly average exchange rates for our mobility revenues in Euro, our net mobility revenue for 2022 would have been $9,195. Using these constant rates, mobility revenues would have been $765, or 9%, higher than actual mobility revenue recorded for the year ended December 31, 2022.

Media revenues

During July 2021, the Company entered into a new business line: the international distribution and broadcasting of media content, including live sports events. Given that media business was launched in July 2021, the increase in Media revenues is mainly explained by the fact that 2022 was its first full year of activity.

Media Revenues are mainly composed of international commercialization and distribution of media content to media partners, in the Business to Business (“B2B") environment. In detail, the Company recorded revenues in connection with the commercialization of the rights to broadcast, outside of Italy, the Italian Lega Serie BKT football (“LNPB”). During the year ended December 31, 2022, the revenues recorded for those agreements amounted to $4,177, with an increase of $2,216, or 113%, from the $1,961 recorded for the year ended December 31, 2021.

Additionally, during 2022 we recorded $1,740 in Subscriptions revenues in connection with Helbiz Media’s Business to Customer (“B2C”) services, with an increase of $1,433 from the $307 recorded for the year ended December 31, 2021, and $590 in Advertising fees.

Cost of Revenue

	Year ended December 31,
	2022	2021	% Change
Mobility - Cost of revenues	$20,463	$22,762	(10)%
Of which Amortization, Depreciation and write-off	5,675	6,507	(1)%
Of which lease of operating licenses	—	2,750	(100)%
Of which Stock-based Compensation	15	27	(44)%
Media - Cost of revenues	$19,154	9,442	103%
Of which content licensing	19,038	9,415	102%
Other - Cost of revenues	$2,008	$1,642	22%
Total - Cost of revenues	$41,625	$33,846	23%

Cost of Revenue increased by $7,779 or 23%, from $33,846 for the year ended December 31, 2021, to $41,625 for the year ended December 31, 2022. Such increase was primarily due to the full year impact of the media business which shows an increase of $9,712 or 103%.

Mobility cost of revenues shows a decrease of $2,299 or 10% mainly driven by the expiration on December 31, 2021, of the lease agreement for the DC operating license. The amortization, depreciation and write-off decreased by 13% or $832; this decrease is mainly driven by a decrease of loss on vehicle disposal and a decrease of depreciation expenses related to less US sharing licenses operated during the year ended December 31, 2022 compared to year ended December 31, 2021, and IT Platform fully amortized during 2021.

Impairment of assets

The decline in the Company’s market capitalization, the reduction of operating e-mopeds, and the current adverse macroeconomic environment were the main impairment indicators. As a result, during the year ended December 31, 2022, the Company identified impairment indicators which indicate that the fair values of MiMoto assets were below their carrying values.

The table below shows the Impairment of assets composition for the year ended December 31, 2022.

	Year ended December 31,
	2022	2021	% Change
Goodwill	$9,264	$—	100%
Intangible assets	1,126	—	100%
Total Impairment of assets	10,390	—	100%

Research and Development

	Year ended December 31,
	2022	2021	% Change
Research and development	$2,741	$2,826	(3)%
Of which Stock-based Compensation	161	415	(61)%

Research and Development expenses decreased by $85 or 3%, from $2,826 for the year ended December 31, 2021, to $2,741 for the year ended December 31, 2022. Such decrease is driven by the decrease of stock based compensation.

 Sales and Marketing

	Year ended December 31,
	2022	2021	% Change
Sales and marketing	$8,712	$10,875	(20)%
Of which Stock-based Compensation	278	1,468	(81)%

Sales and marketing expenses decreased by $2,163 or 20%, from $10,875 for the year ended December 31, 2021, to $8,712 for the year ended December 31, 2022. The decrease is mainly explained by: a) the decrease of $1,190 of stock based compensation associated with Sales and marketing employees and consultant, and b) expiration of consultancy agreements with communication and marketing providers which have not been renewed.

General and Administrative

	Year ended December 31,
	2022	2021	% Change
General and administrative	$25,569	$24,411	2%
Of which Stock-based Compensation	2,856	5,469	(48)%

General and Administrative expenses increased by $1,158 or 5%, from $24,411 for the year ended December 31, 2021, to $25,569 for the year ended December 31, 2022. Stock-based compensation registered a 48% decrease, from $5,469 for the year ended December 31, 2021, to $2,856 for the year ended December 31, 2022. Such decrease is compensated by the professional fees incurred for completing the business combination with Wheels Lab Inc. amounted to $1,069 and $1,566 related to higher D&O insurance coverage costs. In detail, the increase in D&O insurance costs is related to the full-year contribution for the year ended December 31, 2022 while for year ended December 31, 2021 the coverage started on August 12, 2021.

Total non-operating expenses, net

	Year ended December 31,
	2022	2021	% Change
Interest expenses, net	$(7,141)	$(4,291)	66%
Change in fair value of warrant liabilities	$1,456	$(8,432)	(117)%
Loss on extinguishment of financial debts	(2,065)	—	100%
Other financial income (expenses), net	$(801)	$(274)	192%
Total non-operating expenses, net	$(8,551)	$(12,997)	(34)%

Interest expenses increased by $2,850, or 66%, from $4,291 for the year ended December 31, 2021, to $7,141 for the year ended December 31, 2022. Such increase is mainly driven by interest expenses recorded for Convertible Notes, entered in October 2021 and during 2022.

The amount recorded in 2022 for changes of Fair value adjustment is related to a gain of $1,456 recorded for a decrease in the fair value of liability warrants.

The amount recorded as Loss on extinguishment of financial debt is related to a convertible note amendment occurred in 2022, based on which the Parties agreed to materially change the terms and conditions of the original Convertible Note issued in October 2021. The Company considered the amendment as an extinguishment of the original Convertible Note. As a result, the debt discounts that was originally recorded, has been derecognized for $2,605.

The amount recorded as Other financial income (expenses), net is mainly related to bank fees paid by the Company for foreign wires and realized and unrealized foreign exchange gains or losses. The increase is mainly related to higher amounts wired from Helbiz Inc to the European subsidiaries for sustain the media business.

Key Financial Measures and Indicators

Annual Active Platform Users (“AAPU”).    We define AAPUs as the number of unique users who completed a ride on our Mobility platform at least once in a given year. While a unique user can use multiple product offerings on our platform in a given year, that unique user is counted as only one AAPU. We use AAPUs to assess the adoption of our platform and frequency of transactions, which are key factors in our penetration of the markets in which we operate.

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

Italian licenses

We are a substantial operator in Italy in the micro-mobility environment, based on number of licenses awarded, and number of vehicles authorized. In either 2021 or 2022 or both years, we provided the following services in the following Italian cities:

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

•        e-bike services: Rome, Cesena, Latina, Ferrara and Turin; and

•        e-mopeds services: Milan, Turin, Florence, Genova, Rimini, Tigullio, and Pescara.

United States licenses

In the fourth fiscal quarter of 2019, we started to expand operations to the United States with our electric sharing services. In 2021, we provided the following services in the following United States cities:

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

•        e-bike services: Washington, D.C. and Atlanta, Georgia.

During the year ended December 31, 2022, we closed the operations in the following cities Atlanta (Georgia), Santa Barbara (California), Flint (Michigan), Oklahoma City (Oklahoma), and Richmond (Virginia), and we expanded the e-scooter business by opening in Orlando (Florida) and Charlotte (North Carolina). Additionally, in November 2022, following the acquisition of Wheels Labs, Inc., we expanded our electric sharing services to the following United States cities and university’s campuses:

•         Austin (Texas), Honolulu (Hawaii), Los Angeles (California), Santa Monica (California), University of Massachusetts (Massachusetts), Bowling Green (Kentucky), St. John University (New York).

Spain license

During the year ended December 31, 2022, we also started the sharing e-scooter operations in Alcalá de Henares (Spain).

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily with proceeds from outside sources of invested capital. We have had, and expect that we will continue to have, an ongoing need to raise additional cash from outside sources to fund our operations and expand our business. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed. Successful transition to attaining profitable operations depends upon achieving a level of revenues adequate to support our cost structure.

As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $429, excluding restricted cash. Cash and cash equivalents consisted of bank deposits in U.S. Dollar and Euro.

We collect the fees from riders using a third-party processing payment provider. In detail, we collect the fees between 2 to 5 days after the completion of the ride. We also collect charges and fees from partners for specific advertising or co-branding activities, within 30 days from the events. Additionally, Helbiz Media collects the fees from media partners within 60 days, for the international audiovisual rights.

We plan to continue to fund our operations and expansion plan through debt and equity financing, for the next twelve months. As a result, we decided to take the following actions during first three months of 2023:

-

On January 24, 2023, the Company entered into a Standby Equity Purchase Agreement (“2023 January SEPA”) with YA II PN, Ltd. (“YA"). Pursuant to the 2023 January SEPA, the Company has the right, but not the obligation, to sell to YA up to $20,000 of its shares of Class A Common Stock at any time during the 24 months. To request a purchase, the Company would submit an Advance Notice to YA specifying the number of shares, it intends to sell. On March 8, 2023, we issued and sold a convertible promissory note (“2023 SEPA Note’) under the SEPA, with an aggregate principal amount of $4,500 to YA, a 10% original issue discount and September 15, 2023 as Maturity date.

-	On March 8, 2023, the Company entered into another Standby Equity Purchase Agreement (“2023 March SEPA”) with YA II PN, Ltd. (“YA"). Pursuant to the 2023 March SEPA, the Company has the right, but not the obligation, to sell to YA up to $50,000 of its shares of Class A Common Stock at any time during the 24 months. To request a purchase, the Company would submit an Advance Notice to YA specifying the number of shares, it intends to sell. The terms, conditions and limitations are the same of the 2023 January SEPA.

We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our growth and expanded operations, including the new business lines. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

On March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of Silicon Valley Bank (“SVB”) and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue its operations. On March 12, 2023, the FDIC, U.S. Department of the Treasury, and Board of Governors of the Federal Reserve System issued a joint press release stating that all depositors would have access to all of their money beginning on March 13, 2023.

On March 12, 2023, Signature Bank, was closed by the New York State Department of Financial Services and the FDIC. To protect depositors, the FDIC transferred all the deposits and substantially all of the assets of Signature Bank to Signature Bridge Bank, National Association (N.A), a full-service bank that operating under the FDIC. On March 19, 2023, the FDIC entered into a purchase and assumption agreement for substantially all deposits and certain loan portfolios of Signature Bridge Bank, N.A., by Flagstar Bank, National Association (N.A.), Hicksville, NY, a wholly owned subsidiary of New York Community Bancorp, Inc., Westbury, NY. Depositors of Signature Bridge Bank, N.A., other than depositors related to the digital banking business, will automatically become depositors of the assuming institution. All deposits assumed by Flagstar Bank, N.A., will continue to be insured by the FDIC up to the insurance limit.

As of March 28, 2023, we have access to our cash on deposit with SVB and Signature Bridge Bank. The loss of all or a significant portion of the amount we have deposited could adversely impact our operating liquidity and financial performance. In addition, if we are unable to access all or a significant portion of the amount we have deposited at financial institutions for any extended period of time, we may not be able to pay our operational expenses or make other payments until we are able to move our funds to accounts at one or more other banks, which process could cause a temporary delay in making payments to our vendors and employees and cause other operational challenges.

Cash Flows

The following table summarizes our cash flows activities.

	Year ended December 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(43,095)	$(42,991)
Net cash used in investing activities	(6,540)	(11,697)
Net cash provided by financing activities	29,595	75,947
Effect of exchange rate changes	(475)	(797
Net (decrease) increase in cash, cash equivalents and restricted cash	$(20,515)	$20,462

Operating Activities

During the year ended December 31, 2022, operating activities used $43,095 of cash, resulting from our net loss of $82,074, partially offset by non-cash expenses for $28,125 and net changes in operating assets and liabilities for $10,853. Non-cash expenses are mainly related to: (i) equity-based compensation for $3,310, (ii) impairment of assets for $10,390, (iii) depreciation, amortization, and loss on disposal of assets for $6,352, and (iv) non-cash interest expenses for $5,768, (v) loss on extinguishment of debts for $2,065, partially offset by (vi) changes in fair value of financial instruments for $1,465.

Net changes in operating assets and liabilities consisted primarily in the increase in accounts payable, accrued expenses and other current liabilities of $9,262 and the decrease in prepaid assets for $2,890, partially offset by an increase in accounts receivable and security deposits of $1,243.

Investing Activities

During the year ended December 31, 2022, investing activities used $6,540 of cash. In detail, we used $3,151 directly invested in our business expansion through the purchase of new electric vehicles to expand the operating fleet in several new cities, $3,167 invested in acquisition of new businesses to purchase Wheels Labs, Inc. (net of cash acquired), and $222 used for purchasing intangible assets such as operating licenses.

Financing Activities

During the year ended December 31, 2022, financing activities provided $29,595 of cash. The net proceeds from issuance of financial liabilities generated a positive cash flow of $31,660, partially offset by the repayment of existing financial liabilities for $5,489. In addition, the issuance of Common Stock generated net proceeds for $3,169.

Indebtedness

The following table summarizes our indebtedness as of December 31, 2022.

	Weighted Average Interest Rate	Maturity Date	December 31, 2022	December 31, 2021
Convertible debts, net	6%	2023	14,372	23,568
Secured loan, net	13%	2023	14,224	13,290
Unsecured loans, net	7%	Various	10,935	5,627
Warrants liabilities	N/A	—	84	1,596
Other financial liabilities	N/A	Various	802	1,045
Total Financial Liabilities, net			40,418	45,126
Of which classified as Current Financial Liabilities, net			33,244	27,069
Of which classified as Non-Current Financial Liabilities, net			7,174	18,057

The Company categorized as convertible debts the following instruments issued to YA II, Ltd. (the “Note holder”): a) three convertible notes issued in 2021 (“2021 Convertible notes”) under a Securities Purchase Agreement (the “2021 SPA”), b) six convertible notes issued in 2022 (“2022 Convertible notes”) under three Securities Purchase Agreements (the “2022 SPAs”), and c) a convertible promissory note issued on December 1, 2022 under a Standby Equity Purchase Agreement (“SEPA”) dated October 31, 2022 (“SEPA Convertible note”).

2021 Convertible notes

On October 12, 2021, the Company entered into a Securities Purchase Agreement (the “2021 SPA”) with the Note holder, pursuant to the terms of the 2021 SPA, the Company issued to the Note holder the followings: (i) 150,000 shares of Class A common stock as a commitment fee at closing date, (ii) a first 2021 convertible note in the principal amount of $15,000, at closing date, (iii) 1,000,000 Warrants to buy 1,000,000 Class A common shares with an exercise price of $20.00 per share, subsequently amended to $3.00, and a five-year expiration date, (iv) a second 2021 convertible note in the principal amount of $10,000, issued on October 27, 2021, and (v) a third 2021 convertible note in the principal amount of $5,000, issued on November 12, 2021. In exchange for the issuances of the commitment Shares, the three 2021 convertible notes and the warrants, the Company received from the Note holder proceeds of $30,000.

The 2021 convertible notes matured on the one-year anniversary date of the issuance and matured interest at a rate of 5% per annum. The 2021 convertible notes were convertible by the Note holder upon issuance. The conversion price was settled to be the lower of a fixed conversion price or 92.5% of the lowest daily volume-weighted average price of the Class A Common Stock during the five consecutive trading days immediately preceding the conversion date, provided that the conversion price may not be less than the Floor Price.

The 2021 convertible notes have been fully converted into Class A common shares during the year ended December 31, 2022. In detail, the note holder converted $31,007 (of which $30,000 as principal and $1,007 as accumulated interests) of the 2021 Convertible Notes into 38,230,442 Class A Common Shares.

2022 Convertible debts

During 2022, the Company entered into three Securities Purchase Agreements (the “2022 SPAs”) with YA II, Ltd. (the “Note Holder”), pursuant to the terms of the 2022 SPAs, the Company received from the Note holder cumulative proceeds for $23,000 and issued: (i) 150,000 shares of Class A common stock as a commitment fee, (ii) 1,000,000 Warrants to buy 1,000,000 Class A common shares with a five-year expiration date and with an exercise price of $3.00 per share for 500,000 Warrants and $2.00 per share for the remaining 500,000 Warrants, and (iii) six convertible notes (the “2022 Convertible notes”) with a one-year maturity date from issuance and 5% as annual interest rate.

The 2022 Convertible notes are convertible by the Note Holder upon issuance. The conversion price will be the lower of a Fixed Conversion Price or 92.5% of the lowest daily volume-weighted average price (“DVWAP”) of the Class A Common Stock during the five consecutive trading days immediately preceding the conversion date, provided that the conversion price may not be less than the Floor Price.

The 2022 convertible notes have been partially converted into Class A common shares during the year ended December 31, 2022. In detail, the note holder converted $12,778 (of which $12,485 as principal and $293 as accumulated interests) of the 2022 Convertible Notes into 68,145,671 Class A Common Shares.

SEPA Convertible Note

On December 1, 2022, the Company issued a Convertible Promissory Note (“SEPA Convertible Note” or “SEPA Note”) to the Note Holder pursuant to the SEPA dated October 31, 2022. The SEPA Note had a principal amount of $5,000 with 10% issuance discount, January 31, 2023, as maturity date, 0% as annum interest rate and 15% as annum default interest rate. The SEPA Note shall be convertible into shares of the Company’s Class A common shares at a Fixed Conversion Price fixed, $0.50.

The Company has the option to repay the SEPA Note in cash or by submitting Advance Notices under the SEPA entered in October 2022. The Company has also the option to redeem the SEPA Note, provided that the trading price of the Company’s Class A Common Shares is less than the Conversion Price fixed as $0.50.

The Note Holder has also the option to convert prior to the Maturity date, any portion of the outstanding and unpaid principal and interests amount into Class A shares of Common Stock at $0.50.

During December 2022, the Company partially repaid the SEPA Note for $790 through the issuance of SEPA Advance Notices.

Secured loan

On March 23, 2021, the Company entered into a $15,000 secured term loan facility with an institutional lender. The loan agreement has a maturity date of December 1, 2023, with a prepayment option for the Company after 12 months. At inception, the Company prepaid interest and an insurance premium of $2,783, while during the year ended December 31, 2022, the Company paid interest of $1,121.

Unsecured loans

Foreign unsecured loans

In 2020 and 2021, the Company, through one of its wholly-owned Italian subsidiaries, obtained long-term loans for Euro 5,500 (approximately $5,900). from a bank. Additionally, as a result of the business combination with MiMoto the Company inherited three unsecured long-term loans for cumulative $920. As of December 31, 2022, in line with the re-payment plan, the cumulative amount outstanding was $4,636. The Company recorded the loans between Current and Non-Current Financial liabilities based on the repayment terms.

2022 unsecured loans

On July 15, 2022, the Company issued an Unsecured Note to an investor in exchange for 2,000 Euro (approximately $2,133). The Unsecured Note has 6.75% as interest on annual basis, and July 15, 2027 as maturity date.

On July 12, 2022, the Company issued a Promissory Note to an investor in exchange for $2,000. The Promissory Note had 1.5% as interest rate on quarterly basis, and October 15, 2022 as original maturity date. The Company extended the maturity date to July 5, 2023, in exchange for a 50% increase in the interest rate during such extension.

Wheels unsecured debts

On November 18, 2022, as a result of the Business Combination with Wheels, the Company assumed the fair value of an unsecured loan amounted to $3,439. The loan assumed was in default under Wheels, as a result right after the Business Combination on November 18, 2022, the Company and the investor entered into a Loan Amendment which restructured the loan with the following terms and conditions:

-	$1,439 of the amount outstanding converted into 6,256,652 Class A Common Shares, and
-	$2,000, restructured with a new payment plan, Maturity date May 1, 2025, and annual interest rate of 12%.

Leases liabilities

We entered into various non-cancellable operating and finance lease agreements for office facilities, permit and brand licensing, e-mopeds leases, e-scooter leases, corporate vehicles’ licensing, and corporate housing with lease periods expiring through 2024. These agreements require the payment of certain operating expenses, such as non-refundable taxes, repairs and insurance and contain renewal and escalation clauses. The terms of the leases provide for payments on a monthly basis and sometimes on a graduated scale.

Future annual minimum lease payments as of December 31, 2022, are as follows:

	Leases
Year ended December 31,	Operating	Finance
2023	$1,314	$2,015
2024	351	60
2025	179	15
Thereafter	—	—
Total minimum lease payments	$1,844	$2,090
Less: Amounts representing interest not yet incurred		(16)
Present value of finance lease obligations		2,073
Less: Current portion		2,002
Long-term portion of finance lease obligations		71

Securities outstanding as of December 31, 2022

As of December 31, 2022, we had the following outstanding securities:

December 31, 2022
Class A Common Shares	161,922,116
Class B Common Shares	14,225,898
Total Common Shares outstanding	176,148,014

Series A Convertible Preferred stock	6,751,823
Total Preferred Stock outstanding	6,751,823

Public Warrants (categorized as equity)	8,436,416
Convertible Note Warrants (categorized as equity)	2,000,000
GRNV Sponsor Warrants (categorized as liability)	1,400,000
2020 Stock Option Plan	7,344,627
2020 CEO Performance	600,000
2021 Omnibus Plan - Stock Options granted	206,250
2021 Omnibus Plan – Restricted Stocks granted	225,000
Total Warrants, Restricted Stocks and Stock Options outstanding	19,487,293

Common Shares and Preferred stocks

As of December 31, 2022, the Company’s charter authorized the issuance of up to 285,774,102 shares of Class A common stock, $0.00001 par value per share, 14,225,898 of Class B common shares of common stock at $0.00001 par value per share, and 100,000,000 shares of preferred stock at $0.00001 par value per share.

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

The holders of Convertible Preferred Stock Series A are not entitled to vote with the holders of the Company’s Common Shares on any matters submitted to a vote of holders of the Company’s Common Stock. Each holder of Series A Preferred Stock will have one vote per share on any matter on which holders of Series A Preferred Stock are entitled to vote separately as a class, whether at a meeting or by written consent. The Convertible Preferred Stock Series A shall be converted into Class A Common Shares upon the effectiveness of a Company’s Stockholder Approval. The Conversion Rate was established as one Convertible Preferred Stock Series A for one Class A Common Shares, however Wheels failed to timely deliver Wheels Unaudited financial statements and the Conversion Rate has been adjusted to 1 Class A Common Shares for 1.26 Convertible Preferred Stock Series A. If the Company does not convert the Convertible Preferred Stock Series A into Class A Common Shares within five months from issuance the holders of the Convertible Preferred Stock Series A are entitled to receive a quarterly dividend equal to 3.75% of the VWAP of the Class A Common Stock on the Issuance Date. Based on the terms and conditions, the Company classified the Series A Convertible Preferred Stocks as temporary equity, recorded at fair value at issuance with no subsequent remeasurement.

Warrants

As of December 31, 2022, the Public Warrants outstanding are 8,436,416 with a strike price of $11.50. On September 23, 2021, the Public Warrants became exercisable for cash. The Public Warrants will expire five 5 years from the consummation of a Business Combination, occurred on August 12, 2021 or earlier upon redemption or liquidation.

As of December 31, 2022, the Warrants issued to YA in conjunction with convertible notes are 2,000,000 with a weighted average strike price of $2.75.

As of December 31, 2022, the Sponsor Warrants categorized as liability are composed by the 1,400,000 GRNV Sponsor Private Warrants, which have identical terms of the Public Warrants except for the fact that they are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Stock Options

The Company has three equity compensation plans for the issuance of shares of Company’s Class A common stock to employees, officers, and directors of the Company: the 2020 Equity Incentive Plan (2020 Plan), the 2020 CEO Performance Award, and 2021 Omnibus Incentive Plan (2021 Plan), which have all been approved by the Company’s shareholders.

Standby Equity Purchase Agreement

On October 31, 2022, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA pursuant to the SEPA, the Company has the right, but not the obligation, to sell to YA up to $13,900 of its shares of Class A Common Stock at any time during the 24 months. To request a purchase, the Company would submit an Advance Notice to YA specifying the number of shares, it intends to sell. The Advance Notice would state that the shares would be purchased at either:

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

Any such sales would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s Class A Common Stock, or any shares that, aggregated with any related transaction, would exceed 19.9% of all shares of common stock outstanding on the date of the SEPA unless shareholder approval was obtained allowing for issuances in excess of such amount.

During the year ended December 31, 2022, the Company delivered multiple Advance Notices for the sale of 23,100,000 Class A Common Shares, resulting in cumulative gross proceeds of $3,792 of which $790 have been used for partially repaid the SEPA Convertible Note.

Related Party Transactions

During the twelve months ended December 31, 2022, our majority shareholder and CEO has lent Helbiz funds on an interest-free basis for cumulative gross proceeds of $492. The amount has been repaid between a combination of cash for $237 and issuances of 527,425 Class A Common Shares for $254.

On November 18, 2022, Wheels Business Combination date, our majority shareholder and CEO purchased from a Wheels investor, a Wheels unsecured note for its principal amount $750. On November 22, 2022, our CEO converted the entire amount into 4,019,293 Class A Common Shares.

Contractual Obligations and Commitments

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

Future annual minimum payments related to Media rights’ agreements as of December 31, 2022, are as follows.

Amount
Year ending December 31:
2023	$25,249
2024	9,073
Thereafter	—
Total	$34,322

Litigation

On November 18, 2022, with the Wheels Business Combination the Company assumed various claims and legal proceedings that arise in the past for the ordinary course of Wheels business. In detail, Wheels has been named in various lawsuits related to use of Wheels’s vehicles and in certain matters involving California Labor Code violations and the classification of individuals as independent contractors rather than employees.

The Company monitors developments in claims and legal proceedings that could affect the amount of the provisions for losses and the disclosures that have been reported in the Company’s financial statements and makes adjustments to the provisions for losses and/or changes to its disclosures to reflect the impact of ongoing negotiations, settlements, rulings and the advice of legal counsel. Significant judgment is required to determine both the probability and the estimated amount of any potential losses and many of the legal proceedings are early in the discovery stage and unresolved. However, based on an assessment by the Company’s legal counsel, the probability the Company will incur a loss is more likely than not for certain of these matters, and as of December 31, 2022, the Company has accrued as Other Current liabilities $2,710, for the estimated costs associated with resolving these matters. Refer to Note 15. Commitment and Contingencies to our consolidated financial statements included elsewhere in this prospectus, for further information.

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

While our significant accounting policies are described in greater detail in Note 3, “Significant Accounting Policies and Use of Estimates” to our consolidated financial statements included elsewhere in this prospectus, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

The Company generates its revenue from its two operating segments: Mobility and Media.

Mobility revenues are related to the offering of electric vehicles in the sharing environment. Through its Mobility App, Helbiz offers an intra-urban transportation solution that allows users to instantly rent electric vehicles. Those Mobility revenues are recorded in accordance with Accounting Standards Codification Topic 842 (“ASC 842”).

Media revenues are related to the international distribution and broadcasting of media contents, including live sports events. The Company recorded Media revenues in accordance with Accounting Standards Codification Topic 606 (“ASC 606”).

Mobility Revenues

Mobility revenues are recognized for rental and rental related activities where an identified asset, is transferred to the customer and the customer has the ability to control that asset in accordance with ASC 842.

The Company generates mobility revenues from its fleet of electric vehicles. The Company operates a fleet of sharing electric vehicles, comprised of both owned vehicles and vehicles leased from third-party leasing companies. In order to rent one of the Company’s electric vehicle, a rider downloads the Mobility App and accepts the Terms of Conditions (“ToC”). The ToC defines the Company’s offering, the fees charged, each party’s rights and obligations and payment terms. After accepting the ToC, a rider selects and unlocks an electric vehicle, the rider has the right and the ability to control the selected electric vehicle for the desired term of the arrangement. As a result, the Company either leases or subleases the rented vehicle to the rider. The duration of the agreement varies between a single ride, for pay-per-ride agreement up to monthly for Helbiz Unlimited subscription. In all those agreements, the Company is the accounting lessor or sublessor, as applicable, in accordance with ASC 842.

Due to the short-term nature of those arrangements, the Company classifies these rentals as operating leases. The revenues generated from single-use rides are recognized upon completion of each ride, while revenues generated from mobility subscription are recognized evenly over the rental period, which is typically a month or less. The Company records deferred rent arising from prepayment of rides made by customers.

The Company has made an accounting policy election to not separate non-lease components from lease components, the entire consideration received from subscribers is treated as lease rental and therefore it is recognized on a straight-line basis.

Additionally, the Company made an accounting policy election not to gross up the revenue with the related taxes rather it is presenting the revenues after excluding the taxes (i.e., net of sales taxes and VAT). As a result, a liability is recorded upon completion of each ride for the related taxes.

Mobility revenues also includes an immaterial amount related to partnership and advertising revenues related to co-branding of the fleet and advertising on the Mobility App.

Media Revenues

Media Revenues are mainly composed by three sub-categories:

a)	Commercialization of Media rights (B2B)
b)	Live Subscriptions (B2C)
c)	Advertising fees

a)	Commercialization of Media rights (B2B): Media Revenues are mainly composed by international commercialization and distribution of media contents to media partners, in the Business to Business (“B2B") environment. In detail, the Company recorded revenues in connection with the commercialization of the rights to broadcast, outside of Italy, the Italian Lega Serie BKT football (“LNPB”).

The Company applied the following steps to achieve the core principle of ASC 606.

1. Identification of the Contract, or Contracts, with a Customer. The Company has signed an agreement with each media partner who operates in the broadcast and media market.

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

i) Controlling the goods or services before they are transferred to customers. The Company, in all active agreements, is the only part responsible for providing the service to the media partners. In detail, the Company obtained the media contents rights from LNPB and controlled the rights, before entering into agreements with media partners. Additionally, based on the service agreements, the Company is the only responsible for providing the media contents to the media partners.

ii) Inventory Risk. ASC 606 clarifies that an entity might have inventory risk in a service arrangement if it is committed to pay the service provider even if the entity is unable to identify a customer to purchase the service. As described in the criteria “Controlling the goods or services before they are transferred to customers” the Company obtained the audiovisual rights from LNPB before entering into agreements with media partners.

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

b)	Live subscriptions (B2C): For the broadcasting of the media contents, the Company is also present in the Business to Customer (“B2C”) environment, through its entertainment App, Helbiz Live. In this environment, the Media subscriptions revenues are related to agreements with final customers. In detail, every time the customers accept the Terms of Conditions (“ToC”), included in the Helbiz Live App, and pay the monthly or annual fees the Company identified the presence of a formal agreement. The performance obligation related to the mentioned agreements is represented by the availability of the media contents to the final customer. As a result, in accordance with the principles described by ASC 606 “Revenue Requirements from Subscription Business”, the Company recognizes revenues over time by measuring the progress of occurrence of the media contents, toward complete satisfaction of the performance obligation.

c)	Advertising Fees: The advertising revenues are related to agreements with partners for advertising activities in the Company’s entertainment App: Helbiz Live. Those fees are recognized as revenues on a straight-line basis over the contractual period with the partner, in line with the satisfaction of the related performance obligation. The Company is only responsible for fulfilling its obligation to provide a space in the Helbiz Live App, during the live contents.

Leases

The Company adopted ASC 842 as of January 1, 2022, using the modified retrospective approach. The Company elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the consolidated financial statements and recognize a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption.

The Company elected the package of practical expedients available in the leasing transition guidance, and therefore did not reassess whether existing or expired contracts contain leases, lease classification, or initial direct costs. Additionally, the Company has elected the practical expedient to not separate lease and non-lease components for all of the Company’s leases. The Company also has elected the short-term lease exception for all classes of assets, and therefore does not apply the recognition requirements for leases of 12 months or less. Lease payments may be fixed or variable; however, only fixed payments are included in the Company’s lease liability calculation. For certain leases, the Company also applies a portfolio approach to account for right-of-use assets and lease liabilities that are similar in nature and have nearly identical contract provisions.

The Company determines if an arrangement is or contains a lease at contract inception by assessing whether the arrangement contains an identified asset and whether the lessee has the right to control such asset. The Company determines the classification and measurement of its leases upon lease commencement.

Lessee

The Company's leases include real estate property to support its operations, research and development equipment and electric vehicles used by riders to provide sharing services on the Mobility App. The Company records the right-of-use asset and lease liability at the present value of lease payments over the term. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

When the discount rate implicit in the lease cannot be readily determined, the Company estimates its incremental borrowing rate to discount the lease payments based on information available. The Company determines its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment.

Operating leases are included in right-of-use assets, operating lease liabilities current and non-current on the consolidated balance sheets. Lease costs for the Company's operating leases are recognized on a straight-line basis primarily within operating expenses over the lease term. Variable lease payments are recognized primarily in operating expenses in the period in which the obligation for those payments is incurred.

Finance leases are included in property, equipment, and deposits, net, and finance lease liabilities current and non-current on the consolidated balance sheets. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term in operating expenses on the consolidated statements of operations. The interest component of finance leases is recorded as interest expenses on the consolidated statements of operations and recognized using the effective interest method over the lease term.

Property, and Equipment

Property, and equipment consist of equipment, computers and software, furniture and fixtures, and rental electric vehicles including vehicles leased under finance leases. Property, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method over the estimated useful life of the related asset. Depreciation for property and equipment commences once they are ready for our intended use. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.

The table below, shows the useful lives for the depreciation calculation using the straight-line method:

Useful life
Equipment	5 years
Computers and Software	3 years
Furniture and fixtures	7 years
Rental e-Bikes	2 years
Rental e-Scooters	1 – 1.5 years
Rental e-Mopeds	4 years

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

Intangible assets, net

Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives, which range from one to five years. Intangible assets resulting from the acquisition of entities are accounted for using the purchase method of accounting based on management’s estimate of the fair value of assets received.

Intangible assets, net is mainly composed by operating permits and licenses awarded or acquired by the Company, which allow the Company to operate operating the sharing business. The Company tests intangible assets for impairment whenever events or changes in circumstances (qualitative indicators) indicate that intangible assets might be impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, equipment, and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Such events and changes may include: significant changes in performance relative to expected operating results, changes in asset use, negative industry or economic trends, and changes in the Company’s business strategy. The Company measures the recoverability of these assets first by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If such assets or asset groups are considered to be impaired, an impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset.

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

 The Company’s financial instruments include cash and cash equivalents, warrants, convertible debts, equity compensation, common stocks, temporary equity, promissory notes, and loans. Management believes that the carrying amounts of cash and cash equivalents, accounts payable, accounts receivable, and short-term debts approximate the fair value due to the short-term nature of those instruments. Embedded derivatives and certain warrants are classified as Level 3 in the fair value hierarchy as they are valued using significant unobservable inputs or data in inactive markets. We use a third-party valuation specialist to assist management in its determination of the fair value of its Level 3. These fair value measurements are highly sensitive to changes in these significant unobservable inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

During the year ended December 31, 2022, certain warrants changed their classification in the fair value hierarchy for changes in the characteristics, from Level 3 to Level 1. Those warrants are now valued using the warrant price present in the active markets.

The fair value of the shares of common stock underlying the stock option and temporary equity have been historically determined by using a third-party valuation specialist to assist management in its determination. Management determines the fair value of the Company’s common stock and temporary equity by considering a number of objective and subjective factors including: the valuation of comparable companies, sales of redeemable convertible preferred stock to unrelated third parties, the Company’s operating and financial performance, the lack of liquidity of common stock, and general and industry specific economic outlook, amongst other factors.

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

Recently Issued Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3 to our consolidated financial statements included elsewhere in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Helbiz, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Helbiz, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit and cash flows for each of two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has experienced recurring operating losses and negative cash flows from operating activities since its inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Explanatory Paragraph – Changes in Accounting Principles

ASU No. 2016-02

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases in 2022 due to the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2022, using the modified retrospective approach.

ASU No. 2020-06

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for convertible instrument in 2022 due to the adoption of ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), effective January 1, 2022, using the modified retrospective approach.

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

New York, NY

March 28, 2023

Helbiz, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

		December 31,	December 31,
		2022	2021
ASSETS
Current assets:
Cash and cash equivalents		$429	$21,143
Account receivables		1,345	451
Prepaid media rights		2,366	2,758
VAT receivables		3,054	2,992
Prepaid and other current assets		4,051	4,680
Total current assets		11,245	32,025
Goodwill		13,826	10,696
Property, equipment and deposits, net		9,237	7,616
Intangible assets, net		3,267	2,075
Right of use assets		2,872	—
Other assets		707	1,212
TOTAL ASSETS		$41,154	$53,623

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable		$14,359	$8,110
Account payable related to media rights		7,732	2,426
Accrued expenses and other current liabilities		8,885	3,806
Deferred revenues		3,047	1,585
Operating lease liabilities		1,463	—
Finance lease liabilities		2,002	—
Short term financial liabilities, net		33,244	27,069
Total current liabilities		70,732	42,996
Other non-current liabilities		362	419
Operating lease liabilities		1,719	—
Finance lease liabilities		71	—
Non-current financial liabilities, net		7,174	18,057
TOTAL LIABILITIES		$80,058	$61,472
Commitments and contingencies	Note 15

CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock, $0.0001 par value; 8,000,000 shares authorized at December 31, 2022; 6,751,823 issued and outstanding at December 31, 2022.		$945	$—

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2022; 6,751,823 issued and outstanding at December 31, 2022 as Series A Convertible Preferred Stock.		—	—
Class A Common stock, $0.00001 par value; 285,774,102 shares authorized and; 161,922,116 and 16,289,209 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.		152,996	101,454
Class B Common stock, $0.00001 par value; 14,225,898 shares authorized, issued and outstanding at December 31, 2022 and December 31, 2021.		—	—
Accumulated other comprehensive loss		(2,904)	(621)
Accumulated deficit		(189,942)	(108,682)
Total stockholders’ deficit		$(39,850)	$(7,849)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT		$41,154	$53,623

The accompanying notes are an integral part of these consolidated financial statements.

Helbiz, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenue	$15,538	$12,834
Operating expenses:
Cost of revenues	41,625	33,846
Research and development	2,741	2,826
Sales and marketing	8,712	10,875
General and administrative	25,569	24,411
Impairment of goodwill and intangible assets	10,390	—
Total operating expenses	89,037	71,958

Loss from operations	(73,499)	(59,124)

Non-operating income (expenses), net
Interest expense, net	(7,141)	(4,291)
Loss on extinguishment of financial debts	(2,065)	—
Change in fair value of warrant liabilities	1,456	(8,432)
Other financial income (expenses), net	(801)	(274)
Total non-operating expenses, net	(8,551)	(12,997)

Income tax benefit (expense)	(24)	150
Net loss	$(82,074)	$(71,971)

Deemed Dividends and Deemed Dividends equivalents	$—	$(490)

Net loss attributable to common stockholders	$(82,074)	$(72,461)

Net loss per share attributable to common stockholders, basic and diluted	$(1.25)	$(2.91)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	65,760,991	24,862,600

Net loss	$(82,074)	$(71,971)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	$(2,283)	$(657)

Net loss and comprehensive income, excluded Deemed Dividends	$(84,357)	$(72,628)

The accompanying notes are an integral part of these consolidated financial statements.

HELBIZ, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share and per share data)

		SERIES B – CONVERTIBLE PREFERRED	Class A Common Stock		Class B Common Stock		Subscription	Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
		STOCK	Shares	Amount	Shares	Amount	Receivables	Deficit	(Loss) Income	DEFICIT
Balance at January 1, 2021	—	4,040	20,359,154	24,872	—	—	(4,033)	(36,221)	36	(15,346)
Exchange of Class A Common Stock to Class B Common Stock		—	(14,225,898)	—	14,225,898	0	—	—	—	—
Issuance of common shares – for Sale	—	—	127,116	923	—	—	—	—	—	923
Share based compensation - for Issuance of Common Shares		—	5,720	73	—	—	—	—	—	73
Issuance of common stock – MiMoto Smart Mobility S.r.l. Acquisition		—	1,057,740	10,389	—	—	—	—	—	10,389
Issuance of common stock – Exercise of Warrants		—	1,904,739	22,864	—	—	—	—	—	22,864
Issuance of common stock – for settlement of Lease		—	177,827	1,747	—	—	—	—	—	1,747
Issuance of common stock – Commitment shares for Convertible Notes issuance		—	150,000	1,598	—	—	—	—	—	1,598
Issuance of Warrants - in conjunction with Convertible Notes issuance		—	—	2,245	—	—	—	—	—	2,245
Share based compensation - for Convertible Note issuance		—	25,000	256						256
Beneficial conversion features (BCF) - for Convertible Notes issuance		—	—	4,187	—	—	—	—	—	4,187
Settlement of Subscription Receivables		—	—	—	—	—	4,033	—	—	4,033
Share based compensation		—	405,506	7,379	—	—	—	—	—	7,379
Dividends and dividend equivalents for Preferred Stockholders		490	—	—	—	—	—	(490)	—	(490)
Issuance of common stock – for Conversion of Series B Convertible Redeemable Preferred Stocks		(4,530)	1,313,754	4,530	—	—	—	—	—	4,530
Reverse recapitalization and issuance of PIPE units		—	4,988,551	20,392	—	—	—	—	—	20,392
Changes in currency translation adjustment		—	—	—	—	—	—	—	(657)	(657)
Net loss		—	—	—	—	—	—	(71,971)	—	(71,971)
Balance at December 31, 2021	—	—	16,289,209	101,454	14,225,898	—	—	(108,682)	(621)	(7,849)

The accompanying notes are an integral part of these consolidated financial statements.

	SEIRES A CONVERTIBLE PREFERRED	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	STOCK	Shares	Amount	Shares	Amount	Deficit	(Loss) Income	DEFICIT
Balance at January 1, 2022	$—	16,289,209	$101,454	14,225,898	$—	$(108,682)	$(621)	$(7,849)
Issuance of common shares – for Conversion of Convertible Notes	—	106,376,113	43,785	—	—	—	—	43,785
Reclassification of bifurcated embedded conversion option pursuant to the adoption of accounting pronouncement ASU 2020-06	—	—	(4,187)	—	—	816	—	(3,371)
Issuance of Warrants	—	—	790	—	—	—	—	790
Issuance of common shares – Commitment shares for Convertible Notes issuance	—	150,000	399	—	—	—	—	399
Issuance of common shares – for legal services rendered in connection with issuance of convertible notes	—	450,000	451	—	—	—	—	451
Issuance of common shares – for Advance Notices under SEPA	—	23,100,000	3,169	—	—	—	—	3,169
Issuance of common shares – for legal services rendered in connection with SEPA	—	1,176,471	220	—	—	—	—	220
Issuance of common shares - for Settlement of Account Payables	—	1,257,892	770	—	—	—	—	770
Issuance of common shares - for Settlement of Financial Liabilities	—	10,803,370	2,443	—	—	—	—	2,443
Issuance of common shares - for Settlement of Payroll Liabilities	—	1,854,642	335	—	—	—	—	335
Issuance of Series A Preferred Stock - for Wheels business combination	945	—	—	—	—	—	—	—
Reclassification of Liability warrants to Equity Warrants	—	—	56	—	—	—	—	56
Share based compensation	—	464,419	3,310	—	—	—	—	3,310
Changes in currency translation adjustment	—	—	—	—	—	—	(2,283)	(2,283)
Net loss	—	—	—	—	—	(82,074)	—	(82,074)
Balance at December 31, 2022	$945	161,922,116	$152,996	14,225,898	—	$(189,942)	(2,904)	(39,850)

The accompanying notes are an integral part of these consolidated financial statements.

HELBIZ, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(82,074)	$(71,971)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,158	6,640
Loss on disposal of assets	193	378
Non-cash interest expenses	5,768	3,576
Change in fair value of warrant liabilities	(1,465)	8,432
Loss on extinguishment of debts	2,065	—
Share-based compensation	3,310	7,379
Impairment losses	10,390	—
Other non-cash items	—	1,490
Amortization of right-of-use assets	1,706	—
Changes in operating assets and liabilities:
Prepaid and other current assets	2,890	(8,887)
Other assets	(348)	(536)
Accounts receivable	(894)	(293)
Accounts payable	7,733	6,967
Accrued expenses and other current liabilities	1,529	3,733
Other non-current liabilities	(57)	101
Net cash used in operating activities	(43,095)	(42,991)

Investing activities
Purchase of property, equipment, and deposits	(3,151)	(9,366)
Purchase of intangible assets	(222)	(347)
Acquisition of business, net of cash acquired	(3,167)	(1,984)
Net cash used in investing activities	(6,540)	(11,697)

Financing activities
Proceeds from issuance of financial liabilities, net	32,265	49,157
Repayment of financial liabilities	(5,489)	(3,054)
Proceed from exercise of warrants	—	7,631
Proceeds from issuance of financial liabilities, to related party – Officer	492	2,010
Repayment of financial liabilities, to related party – Officer	(237)	(2,010)
Proceeds from settlement of Subscription receivables	—	4,033
Proceeds from sale of Class A common shares, net	3,169	923
Proceeds from Business Combination and PIPE financing	—	20,281
Payments of offering costs and underwriting discounts and commissions	(605)	(3,024)
Net cash provided by financing activities	29,595	75,947

Increase (decrease) in cash and cash equivalents, and restricted cash	(20,040)	21,259
Effect of exchange rate changes	(475)	(797)
Net increase (decrease) in cash and cash equivalents, and restricted cash	(20,515)	20,462
Cash and cash equivalents, and restricted cash, beginning of year	21,252	790
Cash and cash equivalents, and restricted cash, end of year	$737	$21,252

RECONCILIATION OF CASH, CASH EQUIVALENT AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEET
Cash and cash equivalents	429	21,143
Restricted cash, included in Other current assets	276	—
Restricted cash, included in Other assets, non-current	32	109
Total cash and cash equivalents, and restricted cash	737	21,252

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net	$1,375	$666
Income taxes, net of refunds	$28	$28
Non-cash investing & financing activities
Convertible debts converted into Common Shares	$43,785	$—
Issuance of common shares – for settlement of Lease	—	1,747
Issuance of common shares – for settlement of financial liabilities	2,443	12
Issuance of common stock – MiMoto Smart Mobility S.r.l. Business Combination	—	10,389
Issuance of common shares – for Preferred share conversion	—	4,530
Issuance of common stock – Commitment shares for Convertible Notes issuance	399	1,854
Issuance of common stock – Legal services for Convertible Notes issuance	451	—
Issuance of Warrants - in conjunction with Convertible Notes issuance	790	2,245
Beneficial conversion features (BCF) - for Convertible Notes issuance	—	4,187
Issuance of common shares – Exercise of Warrant Derivative Liabilities, Fair Value	—	15,233
Derecognition of Beneficial conversion features (BCF) - for adoption of ASU 2020-06	4,187	—
Issuance of Class A common shares (PIPE units) - for settlement of Promissory Notes	—	5,000
Issuance of Series A Convertible Preferred Stocks	945	—
Adoption of ASU 842 – Recognition of ROU Assets and liabilities	4,273	—

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

Founded on proprietary technology platforms, the Company’s core business is the offering of electric vehicles in the sharing environment. Through its Mobility App, Helbiz offers an intra-urban transportation solution that allows users to instantly rent electric vehicles. Additionally, the Company is operating two other business lines: (i) acquisition, commercialization and distribution of media content including live sport events, and (ii) food delivery services through a “ghost kitchen” concept.

The Company currently has a strategic footprint in growing markets with offices in New York, Los Angeles, Milan, and Belgrade, with additional operational teams around the world. The Company currently has electric vehicles operating in the United States and Europe.

Recent event

On November 18, 2022, Helbiz, Helbiz Merger Sub, Inc. a wholly owned subsidiary of Helbiz and Wheels Labs, Inc. (“Wheels”), entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) for the sale and purchase (the “Business Combination”) of the entire issued corporate capital of Wheels pursuant to which the equity holders of Wheels sold their capital stock in Wheels to Helbiz. The Business Combination closed on November 18, 2022. Wheels is an international group operating in the micro-mobility business by sharing e-vehicles through an IT platform. Refer to Note 4. Business Combination, for further information.

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

3. Significant Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with US GAAP generally requires management to make estimates and assumptions that affect the reported amount of certain assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Specific accounts that require management estimates include determination of fair values of private company stock, warrant and financial instruments, purchase price allocation for business combinations, useful lives of intangible assets, property and equipment and valuation allowance for deferred income taxes.

Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer, Salvatore Palella, is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

For the year-ended December 31, 2022, and 2021, the Company has determined to have operated in two operating segments, Mobility and Media. During the years ended December 31, 2022, and 2021, the Company generated revenues in US and Europe and as of December 31, 2022, and 2021, the Company had material assets located outside of the United States, primarily in Italy.
F-9

Revenue Recognition

The Company generates its revenue from its two operating segments: Mobility and Media.

Mobility revenues are related to the offering of electric vehicles in the sharing environment. Through its Mobility App, Helbiz offers an intra-urban transportation solution that allows users to instantly rent electric vehicles. Those Mobility revenues are recorded in accordance with Accounting Standards Codification Topic 842 (“ASC 842”).

Media revenues are related to the international distribution and broadcasting of media contents, including live sports events. The Company recorded Media revenues in accordance with Accounting Standards Codification Topic 606 (“ASC 606”).

Mobility Revenues

Mobility revenues are recognized for rental and rental related activities where an identified asset, is transferred to the customer and the customer has the ability to control that asset in accordance with ASC 842.

The Company generates mobility revenues from its fleet of electric vehicles. The Company operates a fleet of sharing electric vehicles, comprised of both owned vehicles and vehicles leased from third-party leasing companies. In order to rent a Company’s electric vehicle, a rider downloads the Mobility App and accepts the Terms of Conditions (“ToC”). The ToC defines the Company’s offering, the fees charged, each party’s rights and obligations and payment terms. After accepting the ToC, a rider selects and unlocks an electric vehicle, the rider has the right and the ability to control the selected electric vehicle for the desired term of the arrangement. As a result, the Company either leases or subleases the rented vehicle to the rider. The duration of the agreement varies between a single ride, for pay-per-ride agreement up to monthly for Helbiz Unlimited subscription. In all those agreements, the Company is the accounting lessor or sublessor, as applicable, in accordance with ASC 842.

Due to the short-term nature of those arrangements, the Company classifies these rentals as operating leases. The revenues generated from single-use rides are recognized upon completion of each ride, while revenues generated from mobility subscription are recognized evenly over the rental period, which is typically a month or less. The Company records deferred rent arising from prepayment of rides made by customers.

The Company has made an accounting policy election to not separate non-lease components from lease components, the entire consideration received from subscribers is treated as lease rental and therefore it is recognized on a straight-line basis.

Additionally, the Company made an accounting policy election not to gross up the revenue with the related taxes rather it is presenting the revenues after excluding the taxes (i.e., net of sales taxes and VAT). As a result, a liability is recorded upon completion of each ride for the related taxes.

Mobility revenues also includes an immaterial amount related to partnership and advertising revenues related to co-branding of the fleet and advertising on the Mobility App.

Media Revenues

Media Revenues are mainly composed by three sub-categories:

a)	Commercialization of Media rights (B2B)

b)	Live Subscriptions (B2C)

c)	Advertising fees

a)	Commercialization of Media rights (B2B): Media Revenues are mainly composed by international commercialization and distribution of media contents to media partners, in the Business to Business (“B2B") environment. In detail, the Company recorded revenues in connection with the commercialization of the rights to broadcast, outside of Italy, the Italian Lega Serie BKT football (“LNPB”).0

The Company applied the following steps to achieve the core principle of ASC 606.

1. Identification of the Contract, or Contracts, with a Customer. The Company has signed an agreement with each media partner who operates in the broadcast and media market.

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

i) Controlling the goods or services before they are transferred to customers. The Company, in all active agreements, is the only part responsible for providing the service to the media partners. In detail, the Company obtained the media contents rights from LNPB and controlled the rights, before entering into agreements with media partners. Additionally, based on the service agreements, the Company is the only responsible for providing the media contents to the media partners.

ii) Inventory Risk. ASC 606 clarifies that an entity might have inventory risk in a service arrangement if it is committed to pay the service provider even if the entity is unable to identify a customer to purchase the service. As described in the criteria “Controlling the goods or services before they are transferred to customers” the Company obtained the audiovisual rights from LNPB before entering into agreements with media partners.

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

b)	Live subscriptions (B2C): For the broadcasting of the media contents, the Company is also present in the Business to Customer (“B2C”) environment, through its entertainment App, Helbiz Live. In this environment, the Media subscriptions revenues are related to agreements with final customers. In detail, every time the customers accept the Terms of Conditions (“ToC”), included in the Helbiz Live App, and pay the monthly or annual fees the Company identified the presence of a formal agreement. The performance obligation related to the mentioned agreements is represented by the availability of the media contents to the final customer. As a result, in accordance with the principles described by ASC 606 “Revenue Requirements from Subscription Business”, the Company recognizes revenues over time by measuring the progress of occurrence of the media contents, toward complete satisfaction of the performance obligation.

c)	Advertising Fees: The advertising revenues are related to agreements with partners for advertising activities in the Company’s entertainment App: Helbiz Live. Those fees are recognized as revenues on a straight-line basis over the contractual period with the partner, in line with the satisfaction of the related performance obligation. The Company is only responsible for fulfilling its obligation to provide a space in the Helbiz Live App, during the live contents.

Other revenues

The Company also generated revenues from food delivery offerings, which are recognized as revenues on a straight-line basis over the contractual period, in line with the satisfaction of the related performance obligations, as defined in ASC 606.

Cost of revenues

Cost of revenues primarily consists of operative costs related to the Mobility and Media offerings.

-	Costs incurred in connection to Mobility offerings include but is not limited to: personnel-related costs both internal and external, credit card processing fees, battery charging costs, electric vehicles repair and maintenance costs, van and warehouses under operating leases, data center and networking expenses, software expenses directed related to the operations such as AWS, ride insurance costs, depreciation and write-off of rental vehicles, amortization and expenses related to the obtainment of operating licenses and other direct costs.

-	Costs incurred in connection to Media offerings includes contents licensing, access costs, licensing and credit cards processing fees.

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

Sales and marketing

Sales and marketing expenses primarily consist of advertising expenses, business development expenses, customer support costs, product marketing costs, personnel-related compensation costs and depreciation and write-off expense of customer relationship acquired. Sales and marketing costs are expensed as incurred.

General and administrative

General and administrative expenses primarily consist of personnel-related compensation costs, professional service fees, D&O insurance, lease expenses for offices and corporate houses, depreciation and amortization expenses of fixed and intangible assets other than rental vehicles or related to them, and other corporate costs.

Income Taxes

Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The Company periodically reviews the recoverability of deferred tax assets recorded on the consolidated balance sheet and provides valuation allowances as deemed necessary to reduce such deferred tax assets to the amount that will, more likely than not, be realized. A full valuation allowance was recorded against the deferred tax assets as of December 31, 2022, and 2021.

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

The Company’s policy is to recognize interest and penalty expenses associated with uncertain tax positions as a component of income tax expense in the Consolidated statements of operations and comprehensive loss. As of December 31, 2022, and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of U.S. GAAP, which requires compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period. The Company accounts for forfeitures when they occur. The fair value of stock-based awards, granted or modified, is determined on the grant date at fair value, using appropriate valuation techniques.

Service-Based Awards

The Company records stock-based compensation expense for service-based stock options and restricted stock on a straight-line basis over the requisite service period. For stock options with only service-based vesting conditions, the Company utilizes Black-Scholes option-pricing model as valuation model, which incorporates the following assumptions:

-	Expected term: it represents the period of time that the options are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the option.

-	Risk-free interest rate: based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected term.

-	Expected dividend yield: the Company has not paid and does not anticipate paying dividends on common stock, as a result is 0.0%.

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

The Company records stock-based compensation expense for market-based equity awards such as stock options on an accelerated attribution method over the requisite service period. We determine the requisite service period by comparing the derived service period to achieve the market-based condition and the explicit service-based period, using the longer of the two service periods as the requisite service period.

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

Leases

The Company adopted ASC 842 as of January 1, 2022, using the modified retrospective approach. The Company elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the consolidated financial statements and recognize a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption.

The Company elected the package of practical expedients available in the leasing transition guidance, and therefore did not reassess whether existing or expired contracts contain leases, lease classification, or initial direct costs. Additionally, the Company has elected the practical expedient to not separate lease and non-lease components for all of the Company’s leases. The Company also has elected the short-term lease exception for all classes of assets, and therefore does not apply the recognition requirements for leases of 12 months or less. Lease payments may be fixed or variable; however, only fixed payments are included in the Company’s lease liability calculation. For certain leases, the Company also applies a portfolio approach to account for right-of-use assets and lease liabilities that are similar in nature and have nearly identical contract provisions.
F-14

The Company determines if an arrangement is or contains a lease at contract inception by assessing whether the arrangement contains an identified asset and whether the lessee has the right to control such asset. The Company determines the classification and measurement of its leases upon lease commencement.

Lessee

The Company's leases include real estate property to support its operations, research and development equipment and electric vehicles used by riders to provide sharing services on the Mobility App. The Company records the right-of-use asset and lease liability at the present value of lease payments over the term. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

When the discount rate implicit in the lease cannot be readily determined, the Company estimates its incremental borrowing rate to discount the lease payments based on information available. The Company determines its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment.

Operating leases are included in right-of-use assets, operating lease liabilities current and non-current on the consolidated balance sheets. Lease costs for the Company's operating leases are recognized on a straight-line basis primarily within operating expenses over the lease term. Variable lease payments are recognized primarily in operating expenses in the period in which the obligation for those payments is incurred.

Finance leases are included in property, equipment, and deposits, net, and finance lease liabilities current and non-current on the consolidated balance sheets. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term in operating expenses on the consolidated statements of operations. The interest component of finance leases is recorded as interest expenses on the consolidated statements of operations and recognized using the effective interest method over the lease term.

Property, and Equipment

Property, and equipment consist of equipment, computers and software, furniture and fixtures, and rental electric vehicles including vehicles leased under finance leases. Property, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method over the estimated useful life of the related asset. Depreciation for property and equipment commences once they are ready for our intended use. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.

The table below, shows the useful lives for the depreciation calculation using the straight-line method:

Useful life
Equipment	5 years
Computers and Software	3 years
Furniture and fixtures	7 years
Rental e-Bikes	2 years
Rental e-Scooters	1 – 1.5 years
Rental e-Mopeds	4 years

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

Intangible assets, net

Intangible assets are carried at cost and amortized on a straight-line basis over their estimated useful lives, which range from one to five years. Intangible assets resulting from the acquisition of entities are accounted for using the purchase method of accounting based on management’s estimate of the fair value of assets received.

Intangible assets, net is mainly composed by operating permits and licenses awarded or acquired by the Company, which allow the Company to operate operating the sharing business. The Company tests intangible assets for impairment whenever events or changes in circumstances (qualitative indicators) indicate that intangible assets might be impaired.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property, equipment, and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Such events and changes may include: significant changes in performance relative to expected operating results, changes in asset use, negative industry or economic trends, and changes in the Company’s business strategy. The Company measures the recoverability of these assets first by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If such assets or asset groups are considered to be impaired, an impairment loss would be recognized if the carrying amount of the asset exceeds the fair value of the asset.
F-16

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

 The Company’s financial instruments include cash and cash equivalents, warrants, convertible debts, equity compensation, common stocks, temporary equity, promissory notes, and loans. Management believes that the carrying amounts of cash and cash equivalents, accounts payable, accounts receivable, and short-term debts approximate the fair value due to the short-term nature of those instruments. Embedded derivatives and certain warrants are classified as Level 3 in the fair value hierarchy as they are valued using significant unobservable inputs or data in inactive markets. We use a third-party valuation specialist to assist management in its determination of the fair value of its Level 3. These fair value measurements are highly sensitive to changes in these significant unobservable inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

During the year ended December 31, 2022, certain warrants changed their classification in the fair value hierarchy for changes in the characteristics, from Level 3 to Level 1. Those warrants are now valued using the warrant price present in the active markets.

The fair value of the shares of common stock underlying the stock option and temporary equity have been historically determined by using a third-party valuation specialist to assist management in its determination. Management determines the fair value of the Company’s common stock and temporary equity by considering a number of objective and subjective factors including: the valuation of comparable companies, sales of redeemable convertible preferred stock to unrelated third parties, the Company’s operating and financial performance, the lack of liquidity of common stock, and general and industry specific economic outlook, amongst other factors.

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
F-17

Financial Liabilities

The Company accounts Financial Liabilities between Current and Non-current liabilities based on the re-payment terms and conditions.

At the issuance of each financial instrument the Company evaluates the presence of: embedded derivatives, other instruments issued in conjunction of the financial transactions such as warrants. In case the Company identified more than one financial instrument or embedded derivatives, the Company allocates the gross proceeds, at issuance date. For subsequent measurement of embedded derivatives and warrants classified as liability the Company followed the applicable authoritative guidance which required subsequent adjustments of the instruments at fair value with impact on the Consolidated Statement of Operations.

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

Accounting Pronouncement Adopted in the Current Year

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The lease assets and liabilities to be recognized are both measured initially based on the present value of the lease payments. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This update is effective for annual periods beginning January 1, 2022, and interim periods beginning January 1, 2023, with early adoption permitted. The Company adopted this standard as of January 1, 2022, using the modified retrospective approach which allowed the Company to initially apply the new lease standard at the adoption date. Under the modified retrospective approach, comparative periods are presented in accordance with previous standards and do not include any retrospective adjustments to reflect the adoption of ASC 842. In detail, the Company elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the consolidated financial statements and recognize a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. The Company elected the package of transition provisions available for expired or existing contracts, which allowed the Company to carryforward the historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. In the condensed consolidated balance sheet as of January 1, 2022, the adoption of this new guidance resulted in:

-	an increase of $4,273 to the total assets to reflect the recognition of Right of Use assets for operating leases, and

F-18

-	an increase of $4,273 to the total liabilities to reflect the recognition of operating leases liabilities.
-	The adoption did not result in a cumulative-effect adjustment to the opening balance of retained earnings.

The Company also applied the Standard for recording rental revenues included in Mobility revenues. The impact of adoption of this standard over Mobility revenues on our condensed consolidated financial statements was not material.

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
F-19

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, which clarifies guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security to contractual restrictions that prohibit the sale of an equity security and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. This new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within that fiscal year, with early adoption permitted. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose sufficient information about the program. The amendments do not affect the recognition, measurement or financial statement presentation of obligations covered by supplier finance programs. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an entity to use a current expected credit loss methodology to measure impairments of certain financial assets and to recognize an allowance for its estimate of lifetime expected credit losses. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.

4. Business Combination

Wheels Lab Inc – 2022 Business Combination

On November 18, 2022 (“Business Combination date”), the Company acquired 100% of the equity interest of Wheels Lab, Inc. (“Wheels”), Wheels is an international group operating in the micro-mobility business by sharing e-vehicles through an IT platform. The business combination is expected to contribute to the growth of the Company’s core business through the offering of an additional type of micro-mobility vehicle to riders.

The acquisition of Wheels has been accounted for as a business combination. The purchase price of the acquisition has been estimated to $4,145; composed by:

-	$945 which represents the total fair value of the 6,751,823 Series A Convertible Preferred Stocks issued to Wheels shareholders, and
-	$3,200 paid in cash to Wheels during the due diligence phase.

The fair value of the Company’s Series A Convertible Preferred Stocks issued to Wheels shareholders have been estimated assuming two scenarios:

a)	conversion of the Series A Convertible Preferred Stocks into Company’s common shares within four months. The result of this scenario is a function of the Company’s common shares fair value and the conversion rate, and
b)	Series A Convertible Preferred Stocks not converted into Class A Common Shares for the first twelve months after issuance. In this scenario, the fair value has been estimated through an option pricing method backsolve calculation.

The Company assigned a 95% probability to scenario a) and 5% to scenario b). Fair value measurements are highly sensitive to changes in these inputs; significant changes in these inputs would result in a significantly higher or lower fair value.
F-20

Valuation Assumptions for Purchase Price Allocation

Company’s valuation assumptions used to estimate the acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets, property and equipment, legal contingencies and deferred taxes. In determining the fair value of intangible assets acquired, the Company must make assumptions about the future performance of the acquired businesses, including among other things, the forecasted revenue growth attributable to the asset groups and projected operating expenses inclusive of expected synergies, future cost savings, and other benefits expected to be achieved by combining the businesses acquired with the Company. The intangible assets acquired are primarily comprised of government relationships and trade names and trademarks. The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocations.

The estimated fair value of the government relationships is determined using the multi-period excess earnings method and the estimated fair value of the trade names and trademarks is determined using the relief from royalty method. Both methods require forward looking estimates that are discounted to determine the fair value of the intangible asset using a risk-adjusted discount rate that is reflective of the level of risk associated with future estimates associated with the asset group that could be affected by future economic and market conditions.

The fair value measurement of the assets and liabilities is based on significant inputs not observable in the market and thus represent a Level 3 measurement. The Company utilized a discounted cash flow method, with a discount rate of 14.4%. The following table summarizes the allocation of the fair value of the assets acquired and liabilities assumed, prepared with the assistance of a valuation specialist, at the Business Combination date.

Government relationships	$2,400
Rental vehicles	1,126
Trade name and trademarks	900
Other current assets	535
Right of use assets under operating leases	274
Cash and cash equivalents	33
Total identifiable assets acquired	$5,268
Trade payables	(4,592)
Financial liabilities	(4,736)
Accrued expenses and other current liabilities	(1,660)
Legal contingencies – Refer to Note 15 Commitment and contingencies	(2,060)
Sales tax payables	(1,306)
Deferred revenues	(322)
Short-term operating lease liability	(274)
Total Liabilities assumed	$(14,950)
Goodwill	13,826
Total acquisition fair value consideration	$4,145

 Business combination costs amounted to $1,069 are related to legal and financial advisor costs. Based on their nature, the Company recorded the costs in general and administrative expenses in the consolidated statements of operations.

Goodwill - not deductible for tax purpose – included in the Mobility segment, is primarily attributable to: a) assembled workforce which represents the presence of a skilled employee base who possesses expertise in the micromobility environment that are important for the expansion plan and , b) expected operating synergies and monetization opportunities arising from the business combination, including the ability to obtain further licenses in the electric sharing environment in Europe and United States and gain efficiencies with the combined use of know-how, technology, and existing processes.

Government relationships and Trade name and trademarks accounted as Intangible Assets are amortized on a straight-line basis over their estimated useful life 3 years. Government relationships represent the operating e-vehicle sharing agreements with municipalities, entered by Wheels in previous years. Trade name and trademarks represent the values of the Wheels name and brand recognized by customers and the value of the patents associated with the Wheels vehicles.

Assumed legal contingencies are related to lawsuits for the usage of Wheels’s vehicles and for violations of the California Labor Code for the classification of individuals as independent contractors rather than employees. At the business combination date, the Company has determined that the range of the potential loss on such contingencies is $0 to $3,264 and the probable and reasonable estimable negative outcomes on such contingencies was $2,060, based on settlements already entered, rulings and the advice of legal counsel. Significant judgment is required to determine both the probability and the estimated amount of any potential losses and many of the legal proceedings are early in the discovery stage and unresolved.

F-21

The results of operations for the acquired business have been included in the consolidated statements of operations for the period after the Business Combination date, November 18, 2022. Revenues and Net Loss of Wheels included in the Company’s consolidated statement of operations from the acquisition date through December 31, 2022, are as follows.

From November 18, 2022, to December 31, 2022
Revenues	$286
Net Loss	(1,628)

MiMoto Smart Mobility S.r.l. – 2021 Business Combination

On April 1, 2021 (“Acquisition date”), the Company acquired the entire equity interest of MiMoto Smart Mobility S.r.l. (“MiMoto”), a dockless e-moped sharing private company based in Milan, Italy. The acquisition was expected to contribute to the growth of the Company’s core business through the offering of e-moped solution to riders.

The acquisition of MiMoto has been accounted for as a business combination. The purchase price of the acquisition has been estimated to $12,544 (paid in 1,057,740 shares of the Company’s Class A common stock, and $2,155 in cash). The fair value of the Company’s Common Stocks issued to MiMoto shareholders have been estimated assuming a “Public Company scenario”. The Company assigned a 100% probability to the mentioned scenario. The Company valued the estimated equity value at listing date using a discount rate, derived from the capital asset pricing model (“CAPM”). On April 1, 2021, the discount rate applied was 7.4% and the equity value estimate was driven from the trading price of GRNV stock and expected conversion ratio with Helbiz common shares. Fair value measurements are highly sensitive to changes in these inputs; significant changes in these inputs would result in a significantly higher or lower fair value.

The following table summarizes the allocation of the fair value of the assets acquired and liabilities assumed, prepared with the assistance of a valuation specialist, at the Closing Date, April 1, 2021.

Government relationships	$1,870
Customer relationships	887
Other current Assets	169
Cash and cash equivalents	168
Security Deposits	143
Property and Equipment	111
Account Receivables	62
Other non-current Assets	11
Total identifiable assets acquired	$3,421
Deferred tax liabilities	(184)
Financial liabilities	(920)
Other liabilities	(928)
Total Liabilities assumed	$(2,032)
Goodwill	11,155
Total acquisition consideration	$12,544

 Acquisition costs were immaterial and are included in general and administrative expenses in the consolidated statements of operations.

Goodwill - not deductible for tax purpose - was primarily attributable to the expected synergies and monetization opportunities arising from the acquisition, including the ability to obtain further licenses in the electric sharing environment and gain efficiencies with the use of MiMoto’s know-how, technology, and existing processes.

Government relationships and Customer relationships accounted as Intangible Assets were amortized on a straight-line basis over their estimated useful life, 3 years. Government relationships represent the operating e-mopeds sharing agreements with municipalities, entered by MiMoto in previous years. Customer relationships represent the customer based owned by MiMoto through its platform.

The results of operations for the acquired business have been included in the consolidated statements of operations for the period after the Company's acquisition of MiMoto: April 1, 2021.
F-22

Revenues and Net Loss of MiMoto included in the Company’s consolidated statement of operations from the acquisition date through December 31, 2021, are as follows.

For the period April 1, 2021, to December 31, 2021
Revenues	$804
Net Loss	(1,470)

Pro forma combined results

Pro forma consolidated revenues and earnings for the twelve months ended December 31, 2022, and December 31, 2021, calculated as if Wheels and MiMoto had been acquired as of January 1, 2021, are as follows:

	(unaudited) Year Ended December 31,
	2022	2021
Revenues	$21,196	$22,773
Net Loss	(111,484)	(106,120)

The pro forma adjustments reflect the transaction accounting adjustments, in accordance with U.S. GAAP. No autonomous entity adjustments have been identified and recorded as pro forma adjustments. Additionally, the pro forma adjustments do not reflect management’s adjustments for potential synergies and dis-synergies. The pro forma combined financial statements do not necessarily reflect what the combined results of operations would have been had the acquisition occurred on the dates indicated. In detail, the pro forma adjustments are mainly related to the amortization of Customer and Government relationships and trade name and trademarks. They also may not be useful in predicting the future results of operations of the combined company. The actual results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

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
F-23

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

The Liabilities assumed by Helbiz as result of the business combination were mainly related to the Warrants classified as Liabilities and amounted to $1,958 on August 12, 2021. The Warrant liabilities are composed of the following:

(a)	2,100,000 Private Warrants issued to GRNV Sponsors (“GRNV Sponsor Private Warrants”). Each Private Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share. At the closing date, the fair value of these Private Warrants recorded as a liability were $1,829.
(b)	287,500 Private Warrants issued to GRNV’s underwriter, I-Bankers Securities, Inc. (“GRNV Underwriter Private Warrants”). Each Private Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $12.00 per share. At the closing date, the fair value of the 287,500 Private Warrants recorded as liability was $129.

5. Revenue Recognition

The table below shows the revenues breakdown for the year ended on December 31, 2022, and on December 31, 2021.

	Year Ended December 31,
	2022	2021
Mobility Revenues (ASC 842)	$8,430	$9,907
Pay per ride	6,742	7,793
Mobility Subscriptions	1,331	1,450
Partnerships fees	357	664
Media Revenues (ASC 606)	$6,507	$2,770
Commercialization of Media rights (B2B)	4,177	1,961
Live subscriptions (B2C)	1,740	307
Advertising fees	590	502
Other Revenues (ASC 606)	$601	$156
Total Revenues	$15,538	$12,834

The table below shows the Deferred revenues roll-forward from January 1, 2021, to December 31, 2021, and from January 1, 2022, to December 31, 2022.

Deferred Revenues	January 1, 2021	Additions	2021 Revenues	FX rate Adj	December 31, 2021

Mobility	146	4,048	(2,996)	4	1,202
Media	—	383	—	—	383
Total	$146	$4,431	$(2,996)	$4	$1,585

Deferred Revenues	January 1, 2022	Additions	Wheels Business combination	2022 Revenues	FX rate Adj	December 31, 2022

Mobility	1,202	2,757	322	(2,417)	(89)	1,775
Media	383	7,539	—	(6,507)	(142)	1,272
Other	—	24	—	(24)	—	—
Total	$1,585	$10,320	$322	$(8,948)	$(231)	$3,047

Deferred revenues related to prepaid customer wallet will be recorded as Mobility Revenues when riders will take a ride or make a subscription, while deferred revenues related to Media will be mainly recorded as Revenues in the first six months of 2023.

6. Prepaid Media rights

Prepaid Media rights are composed by media rights to commercialize and broadcast sport events (live and highlights). The table below shows the Prepaid Media rights roll-forward from January 1, 2021, to December 31, 2021, and from January 1, 2022, to December 31, 2022.

Prepaid Media rights	January 1, 2021	Additions	2021 COGS	FX rate Adj	December 31, 2021

Media rights	—	10,806	(8,053)	5	2,758
Total	$—	$10,806	$(8,053)	$5	$2,758

Prepaid Media rights	January 1, 2022	Additions	2022 COGS	FX rate Adj	December 31, 2022

Media rights	2,758	13,550	(13,767)	(175)	2,366
Total	$2,758	$13,550	$(13,767)	$(175)	$2,366

7. VAT Receivables

VAT Receivables amounted to $3,054 and $2,992 as of December 31, 2022, and 2021, respectively. VAT receivables are mainly related to the Italian VAT (22%), recorded by Media business, in conjunction with the invoices received for the content licensing. VAT receivables will be collected or offset with other tax liabilities within the year ended December 31, 2023.

8. Goodwill

The table below shows the Goodwill roll-forward from January 1, 2021, to December 31, 2021, and from January 1, 2022, to December 31, 2022.

	January 1, 2021	Business Combination	Impairment	FX rate Adj	December 31, 2021

MiMoto Goodwill	—	11,155	—	(459)	10,696
Wheels Goodwill	—	—	—	—	—
Total	$—	$11,155	$—	$(459)	$10,696

	January 1, 2022	Business Combination	Impairment	FX rate Adj	December 31, 2022

MiMoto Goodwill	10,696	—	(9,264)	(1,432)	—
Wheels Goodwill	—	13,826	—	—	13,826
Total	$10,696	$13,826	$(9,264)	$(1,432)	$13,826

MiMoto Impairment

In September 2022, the Company identified impairment indicators which indicate that the fair values of MiMoto assets, related to the e-mopeds business, were below their carrying values. The decline in the Company’s market capitalization and the reduction of operating e-mopeds were the main impairment indicators. As of September 30, 2022, the Company completed a quantitative impairment test for the Mobility reporting unit, comparing the estimated fair value of the reporting unit to its carrying value, including goodwill and intangible assets. As a result, the Company impaired the carrying value of MiMoto Goodwill of $9,264 and MiMoto Intangible assets of $1,126, which are included within Impairment of assets in the consolidated statements of operations for the twelve months ended December 31, 2022.

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

Wheels Goodwill

On November 18, 2022, the Company completed a business combination with Wheels. As a result of the business combination the Company identified a Goodwill which is primarily attributable to the expected operating synergies and monetization opportunities arising from the business combination, including the ability to obtain further licenses in the electric sharing environment in Europe and United States and gain efficiencies with the combined use of know-how, technology, and existing processes.

9. Property, equipment and deposits, net

Property, equipment and deposits, net consist of the following:

	December 31,	December 30,
	2022	2021
Sharing electric vehicles	$15,128	$9,348
Of which under finance lease agreements	3,260	—
Furniture, fixtures, and equipment	1,411	1,100
Of which under finance lease agreements	177	—
Computers and software	1,045	1,020
Leasehold improvements	714	730
Total property and equipment, gross	18,298	12,198
Less: accumulated depreciation	(12,136)	(7,510)
Total property and equipment, net	$6,162	$4,688
Vehicle deposits	3,075	2,928
Total property, equipment and deposits, net	$9,237	$7,616

The following table summarizes the loss on disposal and depreciation expenses recorded in the consolidated statement of operations for the years ended on December 31, 2022, and 2021.

	Year Ended December 31,
	2022	2021
Cost of revenues	$4,932	$5,627
Research & Development	44	—
General & administrative	439	291
Total depreciation and loss on disposal expenses	$5,416	$5,918

The Cost of revenues for the year ended December 31, 2022, amounted to $4,932 includes $1,699 related to depreciation expenses for sharing vehicles leased by the Company under finance lease agreements.

10. Intangible assets, net

Intangible assets consist of the following:

	December 31,	December 31,
	2022	2021
Government Relationships	2,400	1,804
Trade name and trademarks	900	—
Customer Relationships	—	855
Licenses	126	639
Other Intangible assets	87	63
Total Intangible assets, Gross	$3,513	$3,361
Less: accumulated amortization	(246)	(1,286)
Total Intangible assets, net	$3,267	$2,075

The following table summarizes the amortization expenses and impairment recorded in the consolidated statement of operations, for the years ended on December 31, 2022, and 2021.

	Year Ended December 31,
	2022	2021
Cost of revenues	$743	$880
Impairment of goodwill and intangible assets	1,126	—
Sales & marketing	192	215
General & administrative	2	6
Total Amortization and Impairment expenses	$2,063	$1,101

11. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	December 31,
	2022	2021
Legal contingencies – refer to Note 15 Commitments and Contingencies	$2,710	$—
Payroll liabilities	2,693	2,496
Accrued expenses	2,369	1,310
Sales tax payables	1,113	—
Total accrued expenses and other current liabilities	$8,885	$3,806

Payroll liabilities and Accrued expenses presented in the table above are related to the normal course of business, while Sales tax payables and Legal accruals are mainly related to liabilities arise from prior periods by Wheels. In detail, Sales tax payables are related to settlement agreements made by Wheels with multiple US states under which the Company is required to make monthly payments within the next 12 months.

12. Fair value measurements

The following tables summarize the fair value hierarchy of the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2022, and December 31, 2021. In detail, the conditions underlying the Warrant liabilities changed during the year ended December 31, 2022, for the filing of a Registration Statement covering the underlying Class A common shares of the mentioned warrants. As a result, the Company changed the fair value category of the Warrant liabilities from Level 3 to Level 1, for the presence of an active market.

			December 31, 2022
	Fair Value	Warrants outstanding	Total	Level 1	Level 2	Level 3
Warrants liabilities	$0.06 each	1,400,000	$84	$84	$—	$—
Total			$84	$84	$—	$—

			December 31, 2021
	Fair Value	Warrants outstanding	Total	Level 1	Level 2	Level 3
Warrants liabilities	$0.76 each	2,100,000	$1,596	$—	$—	$1,596
Total			$1,596	$—	$—	$1,596

As of December 31, 2021, the fair value of each Warrant liabilities amounted to $0.76, was determined using the Black-Scholes option-pricing model with the following assumptions.

December 31, 2021

Remaining term (in years)	4.62
Expected volatility	40%
Risk-free interest rate	1.2%
Expected dividend yield	—%

The following tables summarize the fair value hierarchy of the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2022; no assets measured at fair value on a recurring basis were identified as of December 31, 2021.

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Embedded derivative – Optional redemption for SEPA Note	$50	$—	$—	$50
Total	$50	$—	$—	$50

As of December 31, 2022, the fair value of the embedded derivative was estimated as $50, using a binominal model which is a lattice based discrete-time model with the following assumptions.

	December 31,
	2022	2021
Credit risk adjusted rate	12%	—%
Expected volatility	158%	—%
Risk-free interest rate	4%	—%
Expected dividend yield	—%	—%

Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

13. Current and Non-current financial liabilities, net

The Company’s Financial liabilities consisted of the following:

	Weighted Average Interest Rate	Maturity Date	December 31, 2022	December 31, 2021
Convertible debts, net	6%	2023	14,372	23,568
Secured loan, net	13%	2023	14,224	13,290
Unsecured loans, net	7%	Various	10,935	5,627
Warrants liabilities	N/A	—	84	1,596
Other financial liabilities	N/A	Various	802	1,045
Total Financial Liabilities, net			40,418	45,126
Of which classified as Current Financial Liabilities, net			33,244	27,069
Of which classified as Non-Current Financial Liabilities, net			7,174	18,057

 The table below shows the amounts recorded as Interest expense, net on the statements of operations for the years ended on December 31, 2022, and December 31, 2021:

	Year Ended December 31,
	2022	2021
Convertible debts	$(4,423)	$(2,063)
Secured loan	(2,055)	(1,342)
Unsecured loans	(548)	(854)
Other interest (income) expenses	(115)	(32)
Total Interest expenses, net	$(7,141)	$(4,291)

The Company categorized as convertible debts the following instruments issued to YA II, Ltd. (the “Note holder”): a) three convertible notes issued in 2021 (“2021 Convertible notes”) under a Securities Purchase Agreement (the “2021 SPA”), b) six convertible notes issued in 2022 (“2022 Convertible notes”)under three Securities Purchase Agreements (the “2022 SPAs”), and c) a convertible promissory note issued on December 1, 2022 under a Standby Equity Purchase Agreement (“SEPA”) dated October 31, 2022 (“SEPA Convertible note”). See below for further information regarding the three types of convertible debts.
F-29

2021 Convertible notes

Original terms and conditions

On October 12, 2021 (“closing date”), the Company entered into a Securities Purchase Agreement (the “2021 SPA”) with the Note holder, pursuant to the terms of the 2021 SPA, the Company issued to the Note holder the followings: (i) 150,000 shares of Class A common stock as a commitment fee, at closing date (ii) a first 2021 convertible note in the principal amount of $15,000, at closing date (iii) 1,000,000 Warrants to buy 1,000,000 Class A common shares with an exercise price of $20.00 per share, subsequently amended to $3.00, and five years as expiration date, (iv) a second 2021 convertible note in the principal amount of $10,000, issued on October 27, 2021, and (v) a third 2021 convertible note in the principal amount of $5,000, issued on November 12, 2021. In exchange for the issuances of the commitment Shares, the three 2021 convertible notes and the warrants, the Company received from the Note holder proceeds of $30,000.

The 2021 convertible notes matured on the one-year anniversary date of the issuance and matured interest at a rate of 5% per annum.

The 2021 convertible notes were convertible by the Note holder upon issuance. The conversion price was settled to be the lower of a fixed conversion price or 92.5% of the lowest daily volume-weighted average price of the Class A Common Stock during the five consecutive trading days immediately preceding the conversion date, provided that the conversion price may not be less than the Floor Price.

Initial recognition

At the issuance dates of the 2021 Convertible Notes, the Company separated the 2021 Convertible Notes into liability and equity components.

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
(iii)	2021 Convertible Notes fair value has been approximated with their principal amount, $30,000 due to the short term.

At inception, the Company allocated the gross proceeds between the 2021 Convertible Note and the warrants - classified as equity component with no subsequent re-measurement - based upon their relative fair values. Additionally, the Company recorded the following debt discounts related to the 2021 Convertible notes:

a)	A beneficial conversion feature embedded (“BCF”) in the Convertible Notes, amounted to $4,186. The BCF has been determined by its intrinsic value at closing date, bifurcated from the host liability, and accounted as equity with no subsequent re-measurement. The BCF has been subsequently derecognized, refer to paragraph ASU 2020-06;

b)	The fair value of the 150,000 commitment shares, amounted to $1,598. It also represents an equity component recorded at closing date with no subsequent re-measurement; and

c)	Issuance costs mainly related to legal fees, amounted to $466 ($210 cash and $256 issuance of common shares).

The difference between the principal amounts of the Convertible Notes and the liability components ("debt discount") have been amortized to interest expense over the contractual term of the notes.
F-30

Amendments

On April 15, 2022, and on May 17, 2022, the Company amended certain terms of the 2021 Convertible Notes and related 1,000,000 Warrants previously issued under the 2021 SPA. In detail, the main amended terms were the Fixed Conversion Price from $20.00 to $3.00 and the Floor Price settled as $0.25 for all the 2021 Convertible notes.

The Company considered the amendments as an extinguishment of the original 2021 Convertible Notes. As a result, the net carrying values of the original 2021 Convertible Notes have been derecognized and the amended 2021 Convertible Notes have been recorded at their fair values on the date of the amendment. On April 15, 2022, the fair value of the amended 2021 Convertible Notes have been estimated as the principal amounts and accrued interests and unpaid interests.

The difference between the two amounts, amounted to $2,065 which represents the debt discounts on April 15, 2022, has been recorded in the statements of operations as Loss on extinguishment of debt.

The amendment of the strike price for the 1,000,000 Warrants, modified from $20.00 to $3.00 did not generate any impact on the consolidated financial statement ended December 31, 2022.

ASU 2020-06

Effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective approach, under this new guidance the BCF does not require bifurcation from the host liability. As a result, on January 1, 2022, the Company derecognized the BCF from the condensed combined balance sheet. In detail, the interest expense that arose from the amortization of the debt discount related to the BCF during 2021, amounting to $816, has been recognized as a cumulative adjustment to accumulated deficit at the transition date. Additionally, the remaining BCF debt discount balance at the transition date, amounted to $3,371 and the equity amount originally recorded at the issuance date $4,187 for the BCF, have been derecognized on the transition date.

Conversions

The 2021 convertible notes have been fully converted into Class A common shares during the year ended December 31, 2022. In detail, the note holder converted $31,007 (of which $30,000 as principal and $1,007 as accumulated interests) of the 2021 Convertible Notes into 38,230,442 Class A Common Shares.

2022 Convertible debts

Original terms and conditions

During 2022, the Company entered into three Securities Purchase Agreements (the “2022 SPAs”) with YA II, Ltd. (the “Note Holder”), pursuant to the terms of the 2022 SPAs, the Company received from the Note holder cumulative proceeds for $23,000 and issued: (i) 150,000 shares of Class A common stock as a commitment fee, (ii) 1,000,000 Warrants to buy 1,000,000 Class A common shares with five-year expiration date, and with an exercise price of $3.00 per share for 500,000 Warrants and $2.00 per share for the remaining 500,000 Warrants, and (iii) six convertible notes (the “2022 Convertible notes”) with one-year maturity date from issuance, 5% as annual interest rate and 15% as default interest rate.

The 2022 Convertible notes are convertible by the Note Holder upon issuance. The conversion price will be lower of a Fixed Conversion Price or 92.5% of the lowest daily volume-weighted average price (“DVWAP”) of the Class A Common Stock during the five consecutive trading days immediately preceding the conversion date, provided that the conversion price may not be less than the Floor Price.
F-31

The Company is required to pay a redemption premium in two circumstances: a) if the Company redeems the convertible notes prior to maturity; or b) if after the issuance, the DVWAP is less than the Floor Price for five consecutive trading days. In case event b) occurred the Company is required to make monthly payments which shall be in an amount equal to the sum of (i) the principal amount outstanding divided by the number of such monthly payments until maturity, (ii) a redemption premium of 10% of such principal amount and (iii) accrued and unpaid interest hereunder as of each payment date. The Company obligation to make monthly payments will cease if after the occurrence of event b) the daily VWAP is greater than the Floor Price for a period of 10 consecutive trading days. The circumstance b) has been partially waived by the note holder in November 2022, refer to paragraph below.

Initial recognition

At the issuance dates of the 2022 Convertible notes, the Company separated the 2022 Convertible notes into liability and equity components. In detail, at the issuance of the 2022 convertible notes, the Company determined the fair value of:

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

(iv)	The six convertible notes fair value has been approximated with their principal amount, $23,000 due to the short term.

The Company allocated the gross proceeds between the 2022 Convertible Note - classified as Current liability - and the warrants - classified as equity component with no subsequent re-measurement - based upon their relative fair values. The Company also recorded the following debt discounts.

a)	Debt discount for the 2022 Convertible Note issued on April 15, 2022, amounted to $850 composed by: (i) the fair value of 150,000 commitment shares, amounted to $399, which represents an equity component recorded on April 15, 2022, with no subsequent re-measurement, and; (ii) issuance costs related to legal fees, amounted to $451 ($155 cash and $296 issuance of common shares).

b)	Debt discount for 2022 Convertible Note issued on August 23, 2022, amounted to $315 composed by issuance costs related to legal fees, amounted to ($160 cash and $155 issuance of common shares).

The difference between the principal amounts of the 2022 Convertible Notes and the liability components ("debt discount") is amortized to interest expense over the contractual term of the notes.

Amendments

Based on the 2022 SPAs, and the amendments that occurred on May 17, 2022, on August 23, 2022, on November 10, 2022, and on December 1, 2022, the Fixed Conversion Price and the Floor Price have been adjusted to $0.50 and $0.25 for all the outstanding 2022 Convertible Notes, except for two 2022 Convertible Notes with principal amount of $10,000 for which the November 10, 2022 amendment adjusted the Floor Price to $0.15.

On November 10, 2022, the note holder agreed to waive until January 15, 2023 (Limited Waiver Agreement), its right to receive any monthly payments that may become due as a result of the market price of the Class A common stock falling below the Floor Price, for the 2022 Convertible Notes, except for two Convertible Notes with Floor Price adjusted to $0.15

F-32

In connection with the Limited Waiver Agreement, the Company entered into a Security Agreement with the note holder pursuant to which, the Company agreed to secure the 2022 Convertible Debts by granting to YA II PN, Ltd. a security interest to all of our property existing at the time of the Security Agreement or acquired thereafter (the “Collateral”). The security interest in the Collateral, excluding that portion that is subject to the Secured Loan, is a first priority security interest.

Conversions

The 2022 convertible notes have been partially converted into Class A common shares during the year ended December 31, 2022. In detail, the note holder converted $12,778 (of which $12,485 as principal and $293 as accumulated interests) of the 2022 Convertible Notes into 68,145,671 Class A Common Shares. As a result of the mentioned re-payments on December 31, 2022, the Company has $10,686 outstanding as principal and accumulated interests, partially offset by debt discounts amounted to $331.

SEPA Convertible Note

Original terms and conditions

On December 1, 2022, the Company issued a Convertible Promissory Note (“SEPA Convertible Note” or “SEPA Note”) to the Note Holder pursuant to the SEPA dated October 31, 2022. The SEPA Note had a principal amount of $5,000 with 10% issuance discount, January 31, 2023 as maturity date, 0% as annum interest rate and 15% as annum default interest rate. The SEPA Note shall be convertible into shares of the Company’s Class A common shares at a Fixed Conversion Price fixed, $0.50.

The Company has the option to repay the SEPA Note through the following or a combination of the two:

-	repay in cash the SEPA Note on or before the Maturity date,
-	repay the SEPA Note by submitting one or a series of Advance Notices under the SEPA entered in October 2022, on or before the Maturity date.

The Company has also the option to redeem the SEPA Note (“redemption option”), provided that the trading price of the Company’s Class A Common Shares is less than the Conversion Price fixed as $0.50.

The Note Holder has also the option to convert prior to the Maturity date, any portion of the outstanding and unpaid principal and interests amount into fully paid and nonassessable Class A shares of Common Stock in accordance with the Fixed Conversion Price.

Initial recognition

At issuance date, the Company recorded the SEPA Note as follow.

December 1, 2022
SEPA Note principal amount	$5,059
Debt issuance discount	(500)
Embedded derivative – Optional redemption	(59)

In detail, the Company identified an embedded derivative related to the optional redemption and accounted it as a freestanding derivative, with subsequent changes in fair value recorded in the statement of operations. As of December 31, 2022, the Company presented the SEPA Note netted of the bifurcated embedded derivative.

 The debt issuance discount has been amortized to interest expense over the contractual term of the notes.
F-33

Repayment

During December 2022, the Company partially repaid the SEPA Note for $790 through the issuance of SEPA Advance Notices. As a result of the mentioned re-payments on December 31, 2022, the Company has $4,260 outstanding as principal, partially offset by debt discounts amounted to $193 and embedded derivative $50.

Secured loan

On March 23, 2021, the Company entered into a $15,000 secured term loan facility with an institutional lender. The loan agreement has a maturity date of December 1, 2023. At inception, the Company prepaid interest and an insurance premium for $2,783, while during the year ended December 31, 2022, the Company paid interests for $1,121.

The Company is in dispute with respect to the interest paid in November 2022. In detail, the Company paid the November interests within 3 Business days of the due date in accordance with the agreement, however the lender believes that $50 were due as default interest for the month of November. The Company continues to have dialogue with respect to the settlement of this matter with the lender. The Company has continued to pay their interest in December through the date of the financial statement in accordance with the original terms of the loan agreement without applying the default interest rate. The Secured loan is due as of December 31, 2023 and the Company has not received any correspondence from the lender with respect to acceleration of the principal.

As of December 31, 2022, and December 31, 2021, the Company accounted the loan as Short term financial liabilities, net, and Non-Current Financial liabilities, net, respectively. As of December 31, 2022, the Company has $15,000 outstanding as principal, partially offset by debt discounts amounted to $776.

Unsecured loans

Foreign unsecured loans

In 2020 and 2021, the Company, through one of its wholly-owned Italian subsidiaries, obtained long-term loans for Euro 5,500 (approximately $5,900). from a bank. Additionally, as a result of the business combination with MiMoto the Company inherited three unsecured long-term loans for cumulative $920. As of December 31, 2022, in line with the re-payment plan, the Company has $4,818 outstanding as principal and accumulated interests, partially offset by debt discounts amounting to $182. The Company recorded the loans between Current and Non-Current Financial liabilities based on the repayment terms.

2022 unsecured loans

On July 15, 2022, the Company issued an Unsecured Note to an investor in exchange for 2,000 Euro (approximately $2,133). The Unsecured Note has 6.75% as interest on annual basis, and July 15, 2027 as maturity date. As of December 31, 2022, the Company has $2,200 outstanding as principal and accumulated interests.

On July 12, 2022, the Company issued a Promissory Note to an investor in exchange for $2,000. The Promissory Note had 1.5% as interest rate on quarterly basis, and October 15, 2022 as original maturity date. The Company extended the maturity date to July 5, 2023, in exchange for a 50% increase in the interest rate during such extension. As of December 31, 2022, the Company has $2,069 outstanding as principal and accumulated interests.

Wheels unsecured debts

On November 18, 2022, as a result of the Business Combination with Wheels, the Company assumed the fair value of an unsecured loan amounted to $3,439. The loan assumed was in default under Wheels, as a result right after the Business Combination on November 18, 2022, the Company and the investor entered into a Loan Amendment which restructured the loan with the following terms and conditions:

-	$1,439 of the amount outstanding converted into 6,256,652 Class A Common Shares, and
-	$2,000, restructured with a new payment plan, Maturity date May 1, 2025, and annual interest rate of 12%.

As of December 31, 2022, the Company has $2,030 outstanding as principal and accumulated interests.
F-34

Liability warrants

The tables below show the warrant liabilities roll-forward from January 1, 2021, to December 31, 2021, and from January 1, 2022, to December 31, 2022.

	January 1, 2021	Issuance (fair value) on August 12, 2021	Change in fair value	Exercise (fair value)	December 31, 2021

2020 Warrant Purchase Agreement	6,439	—	4,128	(10,567)	—
GRNV Underwriter’s Warrants	—	129	4,537	(4,666)	—
GRNV Sponsor Private Warrants	—	1,829	(233)	—	1,596
Total Warrant liabilities	$6,439	$1,958	$8,432	$(15,233)	$1,596

	January 1, 2022	Change in fair value	Reclassification to Equity	December 31, 2022

GRNV Sponsor Private Warrants	1,596	(1,456)	(56)	84
Total Warrant liabilities	$1,596	$(1,456)	$(56)	$84

GRNV Sponsor Private Warrants

The Company assumed 2,100,000 GRNV Sponsor Private Warrants on August 12, 2021, as a result of the business combination with GRNV. The mentioned warrants are identical to the Public Warrants underlying the Units sold in the GRNV Initial Public Offering and PIPE transaction, except for the following: they will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. In detail, if the GRNV Sponsor Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the GRNV Sponsor Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Based on the above non-redeemable feature, GRNV Sponsor Private Warrants are accounted as liability.

During the year ended December 31, 2022, one of the initial purchasers holding 700,000 GRNV Sponsor Private Warrants sold its warrants. As a result, the fair value of the 700,000 GRNV Sponsor Private Warrants were reclassified to equity.

14. Leases

Operating leases

The Company has operating leases for office spaces, warehouse facilities, corporate houses, and certain company vehicles. The leases have remaining lease terms of one month to 4 years.

The table below presents the operating lease-related assets and liabilities recorded on the consolidated balance sheets.

	December 31,
Operating leases	2022	2021
Assets
Right-of-use Assets under operating leases	$2,873	—

Liabilities		—
	$1,464	—
Non-current Operating leases liabilities	1,719	—
Total Operating lease liabilities	$3,183	—

The table below presents the operating lease remaining lease terms and discount rate applied.

	December 31,
	2022	2021
Weighted-average remaining lease term (years)	2.78	—
Weighted-average discount rate	8.93%	—%

The table below presents the impact on the statement of operations related to the operating leases for the year ended December 31, 2022, including expenses related to lease agreements with an initial term of 12 months or less. Amounts presented for the year ended December 31, 2021, have been recorded under ASC 840.

	December 31,
	2022	2021
Cost of revenues	1,604	1,360
General and administrative	1,190	1,093
Total Operating lease expenses	$2,794	$2,453

Finance leases

During the year ended December 31, 2022, the Company entered into various non-cancellable finance lease agreements for 3,750 eScooters and R&D equipment with financial institutions. As of December 31, 2022, the remaining lease terms vary between two months to two years.

The table below presents the finance lease-related assets and liabilities recorded on the consolidated balance sheets.

	December 31,
Finance leases	2022	2021
Assets
Sharing vehicles leased gross	$3,260	—
R&D equipment leased gross	177	—
Accumulated Depreciation	(1,743)	—
Total property and equipment related to finance leases, net	$1,694	—

Liabilities		—
Current finance leases liabilities	$2,002	—
Non-current finance leases liabilities	71	—
Total finance lease liabilities	$2,073	—

The table below presents the finance lease remaining lease terms and discount rate applied.

	December 31,
	2022	2021
Weighted-average remaining lease term (years)	0.38	—
Weighted-average discount rate	8.30%	—%

The table below presents the impact on the statement of operations related to the finance leases for the year ended December 31, 2022, and December 31, 2021.

	December 31,
	2022	2021
Cost of revenues – Depreciation	1,699	—
Cost of revenues – Write-off	27	—
Research & Development – Depreciation	44	—
Total Operating expenses related to finance leases	$1,770	$—

Interests expenses	117	—
Total Non - Operating expenses related to finance leases	$117	$—

	Leases
Year ended December 31,	Operating	Finance
2023	$1,314	$2,015
2024	351	60
2025	179	15
Thereafter	—	—
Total minimum lease payments	$1,844	$2,090
Less: Amounts representing interest not yet incurred		(16)
Present value of finance lease obligations		2,073
Less: Current portion		2,002
Long-term portion of finance lease obligations		71

15. Commitments and Contingencies

Media rights – Purchase Commitments

During 2021, the Company entered into a new business line: the acquisition, commercialization and distribution of contents including live sport events to media partners and final viewers. In order to commercialize and broadcast media contents, the Company entered into non-cancellable Content licensing and Service agreements with multiple partners such as LNPB. These agreements require the payment of certain fees and contain renewal and escalation clauses. The terms of those agreements provide for payments on a periodical basis and on a graduated scale. The Company recognizes expense on a straight-line basis over the agreement period and has accrued for expense incurred but not paid.

As of December 31, 2022, the Company has $7,732 recorded as Account Payable related to media rights. The amount is related to invoices received by media vendors for the aforementioned Content licensing and Service agreements.

Future annual minimum payments related to Media rights’ agreements as of December 31, 2022, are as follows. All the agreements are in Euro, in order to calculate the future annual minimum payments, the Euro payments are exchanged in Dollar using the 2022 average exchange rate.

Amount
Year ending December 31:
2023	$25,249
2024	9,073
Total	$34,322

Litigation

The Company is from time to time involved in legal proceedings, claims, and regulatory matters, indirect tax examinations or government inquiries and investigations that may arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages.

The Company records a liability when the Company believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the consolidated financial statements. The Company reviews the developments in contingencies that could affect the amount of the provisions that have been previously recorded. The Company adjusts provisions and changes to disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount of any potential losses and many of the legal proceedings are early in the discovery stage and unresolved.

As of December 31, 2022, the Company concluded that certain losses on litigations were probable and reasonable estimable; as a result, the Company recorded $2,710 as Accruals for legal contingencies, included in Other Current liabilities. The amount is composed by $2,060 assumed from Wheels Business Combination occurred on November 18, 2022 of which $824 related to settlement agreements already entered by Wheels, and $650 related to a settlement agreement entered by Helbiz.

For the $2,060 assumed from Wheels no material changes occurred from Business Combination to March 28, 2023, and no amount has been recorded on the Consolidated statement of operations for the year ended December 31, 2022. In detail, Wheels has been named in various lawsuits related to the use of Wheels’s vehicles in US cities and in certain matters involving California Labor Code violations and the classification of individuals as independent contractors rather than employees. The range of loss for the Wheels legal contingencies accrued is between $824 to $3.3 million which represents the range between the amount already settled with the counterparts and the amount claimed deducting insurance coverage.

During the year ended December 31, 2022, the Company also recorded expenses for $650 related to a settlement agreement entered with an early-stage investor. The settlement agreement established ten monthly payments of $65 each from March 31, 2023 to December 31, 2023.

The Company is also involved in certain claims where the losses are not considered to be reasonably estimable or possible; for these claims the range of potential loss is between 0 to $200.

16. Common Stock

As of December 31, 2022, the Company’s charter authorized the issuance of up to 285,774,102 of Class A common shares of common stock at $0.00001 par value per share, 14,225,898 of Class B common shares of common stock at $0.00001 par value per share, 100,000,000 shares of preferred stock at $0.0001 par value per share.

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

The holders of Convertible Preferred Stock Series A are not entitled to vote with the holders of the Company’s Common Shares on any matters submitted to a vote of holders of the Company’s Common Stock. Each holder of Series A Preferred Stock will have one vote per share on any matter on which holders of Series A Preferred Stock are entitled to vote separately as a class, whether at a meeting or by written consent. The Convertible Preferred Stock Series A shall be converted into Class A Common Shares upon the effectiveness of a Company’s Stockholder Approval. The Conversion Rate was established as one Convertible Preferred Stock Series A for one Class A Common Shares, however Wheels failed to timely deliver Wheels Unaudited financial statements and the Conversion Rate has been adjusted to 1 Class A Common Shares for 1.26 Convertible Preferred Stock Series A. If the Company does not convert the Convertible Preferred Stock Series A into Class A Common Shares within five months from issuance the holders of the Convertible Preferred Stock Series A are entitled to receive a quarterly dividend equal to 3.75% of the VWAP of the Class A Common Stock on the Issuance Date. Based on the terms and conditions, the Company classified the Series A Convertible Preferred Stocks as temporary equity, recorded at fair value at issuance with no subsequent remeasurement.

17. Standby Equity Purchase Agreement

On October 31, 2022, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville up to $13,900 of its shares of Class A Common Stock at any time during the 24 months. To request a purchase, the Company would submit an Advance Notice to YA II PN, Ltd. specifying the number of shares, it intends to sell. The Advance Notice would state that the shares would be purchased at either:

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

At inception the Company did not identify any day one impact for the SEPA agreement except for the legal fees incurred. On October 31, 2022, the Company recorded a debt amounted to $278 for Commitment fees to be paid to YA II PN, Ltd and legal fees amounted to $345. The mentioned legal and Commitment fees have been recorded as reduction of Additional Paid in Capital in conjunction with the first Common Shares issued for the first SEPA Advance Notice.

During the year ended December 31, 2022, the Company delivered multiple Advance Notices for the sale of 23,100,000 Class A Common Shares, resulting in cumulative gross proceeds of $3,792 of which $790 have been used for partially repaid the SEPA Convertible Note.

18. Equity warrants

As of December 31, 2022, the Company has the following outstanding warrants classified as equity component: 8,436,416 Public Warrants and 2,000,000 Convertible Note Warrants.

The tables below show the equity warrant roll-forward from January 1, 2021, to December 31, 2021, and from January 1, 2022, to the year ended December 31, 2022.

	Options Outstanding, number of shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)
As of January 1, 2021	—	—	—
Issued	1,000,000	$20.00	5.00
Assumed from GRNV	8,400,000	11.50	5.00
Exercised	(663,584)	11.50	—
As of December 31, 2021	8,736,416	$12.47	4.53
Issued	1,000,000	$2,50	5.00
Reclassified from Liability warrants	700,000	11.50	3.62
Exercised	—	—	—
As of December 31, 2022	10,436,416	$9.82	3.71

19. Share based compensation

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

 The following table summarizes the Company’s shares of Class A common stock reserved for future issuance as of December 31, 2022, no Class B common stocks have been reserved for issuance.

December 31, 2022
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

The CEO Performance Awards vests upon the satisfaction of all three of the following conditions: (i) a service condition, (ii) a market condition, and (iii) a performance condition. The service condition is satisfied over a period of ten years. The performance condition is considered satisfied on August 12, 2021, with the business combination with GRNV. The market condition will be satisfied in 20 different tranches, with each related to a certain Market capitalization Milestone. The lowest tranche is $500,000 the highest is $100,000,000. No shares under the CEO Performance Award are considered vested as of the Company’s listing.

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

Common Stocks issued outside equity incentive Plans - in exchange for services rendered

During the twelve months ended December 31, 2022, and December 31, 2021, the Board of Directors approved the issuance of Class A Common Shares to Company’s third-party consultants in exchange for professional services rendered. The summary of Class A common shares issued to consultants and the related fair value at issuance is as follows.

	Number of Class A Common Shares	Weighted Average Fair value
As of January 1, 2021	—	—
Granted	436,226	$10.02
Vested and issued	(436,226)	$10.02
Canceled and forfeited	—	—
As of December 31, 2021	—	—
Granted	2,090,891	$0.48
Vested and issued	(2,090,891)	$0.48
Canceled and forfeited	—	—
As of December 31, 2022	—	—

 A portion of the mentioned Common Shares issued during 2022 and 2021: 1,626,471 and 30,720, respectively, are related to: Company’s SEC legal counsel for legal services rendered in conjunction with the issuance of the 2022 Convertible Debts and SEPA. The Company allocated the fair value of the Common Shares issued to the mentioned consultants, as discount of the gross proceeds received for the Convertible debt and SEPA. The fair value of those Common shares was $671 and $329, for the year ended December 31, 2022, and December 31, 2021, respectively.

The remaining 464,420 Common Shares issued during the twelve months of 2022 and the 405,506 issued during the twelve months of 2021 have been recorded in the consolidated statements of operations, based on the services rendered.

Stock Options

The summary of stock option activities for all the Company’s Equity incentive plans is as follows.

	Options Outstanding, number of shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of January 1, 2021	7,409,701	$2.16	9.25	$25,868
Granted	825,000	8.14
Exercised	—	—
Canceled and forfeited	(50,197)	2.16
As of December 31, 2021	8,184,504	2.76	8.29	$24,507
Granted	—	—
Exercised	—	—
Canceled and forfeited	(33,627)	6.53
As of December 31, 2022	8,150,877	2.80	7.14	$—
Of which Vested as of December 31, 2022	6,132,084

The aggregate intrinsic values disclosed in the above table is based on the difference between the exercise price of the stock option and the fair value of the Company’s common stock of $0.13 and $5.49 per share as of December 31, 2022, and 2021, respectively.

 Restricted Common Stock

During 2021, we have granted restricted common stocks to a newly hired officer; the vesting is based on service condition. The following table summarizes the activity related to our restricted common stock for the years ended December 31, 2022, and December 31, 2021.

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
As of January 1, 2021	—	—
Granted	225,000	$7.78
Vested	—	—
Canceled and forfeited	—	—
Unvested Restricted common stock as of December 31, 2021	225,000	$7.78
Granted	—	—
Vested	(118,750)	—
Canceled and forfeited	—	—
Unvested Restricted common stock as of December 31, 2022	106,250	$7.78

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on (i) the cost center to which the award holder belongs, for employees, and (ii) the service rendered to the Company, for third-party consultants. The following table summarizes total stock-based compensation expense by account for the years ended December 31, 2022, and 2021.

	Year Ended December 31,
	2022	2021
Cost of revenue	$15	27
Research and development	161	415
Sales and marketing	278	1,468
General and administrative	2,856	5,469
Total stock-based compensation expense	$3,310	7,379

 Upon Company’s GRNV business combination occurred on August 12, 2021, the performance condition related to stocks issued to third-party consultants was met and $3,415 of stock-based compensation expense was recognized related to these awards.

The weighted-average grant-date fair values of stock options with only a service condition granted to employees in the year ended December 31, 2021, was $2.11 per share, no stock options have been granted during 2022. The fair value of stock options was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	December 31,
	2022	2021
Expected term (in years)	—	2.5
Expected volatility	—%	53.0%
Risk-free interest rate	—%	0.10%
Expected dividend yield	—%	—%

The weighted-average grant-date fair value of performance awards with market-based targets in the year ended December 31, 2021, was $2.07 per share. There were no performance awards with market-based targets granted in the year ended December 31, 2022. The fair value of performance awards with market-based targets granted was determined using a Monte Carlo model with the following weighted-average assumptions.

	December 31,
	2022	2021
Intrinsic timing for vesting (in years)	—	8.25
Risk-free interest rate	—%	0.82%
Expected volatility	—%	66.8%
Trading days per year	—	251
Expected dividend yield	—%	—%

 Based on the above, the cumulative fair value of the 20 tranches of the performance awards with market-based targets was estimated at the date of grant, to be $1,245.

20. Income Taxes

The components of loss before income taxes consist of the following.

	December 31,
	2022	2021
United States	$(41,342)	$(45,256)
Foreign	(40,708)	(26,865)
Total	$(82,050)	$(72,121)

The components of the provision (benefit) for income taxes consist of the following.

	December 31,
	2022	2021
Current:
Federal	$—	$—
State	—	—
Foreign	24	28
Total	24	28

Deferred:
Federal	—	—
State	—	—
Foreign	—	(178)
Total	—	(178)

Provision (benefit) for income taxes	$24	(150)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows.

	December 31,
	2022	2021
Income tax provision at statutory rate	21%	21%
State income taxes, net of federal benefit	3%	3%
Foreign tax differential	2%	1%
Change in fair value of warrants	0%	(2)%
Goodwill Impairment	(3)%	—
Other adjustments	0%	0%
Change in valuation allowance	(23)%	(22)%
Effective tax rate	0.03%	0.21%

The components of the Company’s net deferred tax assets and liabilities are as follows.

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$76,640	$23,514
Accruals and reserves	674	12
Research & development	1,026	—
Lease liability	230	—
Stock Compensation	1,633	1,353
Total deferred tax assets	80,203	24,879

Deferred tax liabilities:
Intangibles	(564)	(161)
Fixed assets	(447)	(581)
Right of use assets	(198)	—
Total deferred tax liabilities	(1,209)	(742)

Net deferred tax assets	$78,994	$24,137
Valuation Allowance	(78,994)	(24,137)
Ending Balance	$—	$—

 Assessing the realizability of deferred tax assets requires the determination of whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considered all sources of taxable income available to realize deferred tax assets, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. Based on the weight of available evidence, which includes the Company’s historical cumulative net losses, the Company recorded a full valuation allowance. The valuation allowance increased by $54,855 and $16,121 as of the years ended December 31, 2022, and 2021, respectively. $36,388 of the increase in valuation allowance relates to the Wheels Labs Inc. acquisition.

As of December 31, 2022, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $234,183 and $205,882, respectively. As of December 31, 2021, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $58,495 and $56,915, respectively. Of the total federal net operating loss carryforwards, $233,627 do not expire, and the remaining carryforwards begin to expire in 2036 if not used prior to that time. The Company has income tax NOL carryforwards related to international operations of approximately $63,148 which do not expire. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Such annual limitation could result in the expiration of net operating losses and credits before their utilization.

 ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2022, and 2021, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022, and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next year.

The Company is subject to income taxes in the federal, various state and foreign jurisdictions and is generally open for examination from the year ended December 31, 2019, forward.

The Tax Cuts and Jobs Act of 2017 ("TCJA") amended Section 174 to require capitalization of all research and developmental ("R&D") costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. The Company capitalized approximately $4,002 of R&D expenses incurred as of December 31, 2022.

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

On August 16, 2022, the Inflation Reduction Act ("IRA") was signed into law in the United States. Among other provisions, the IRA includes a 15.0% corporate minimum tax rate applied to certain large corporations and a 1.0% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

21. Net Loss Per Share

Net income (loss) per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share.

	Year Ended December 31,
	2022	2021
Net loss adjusted for Deemed Dividends and Deemed Dividends equivalents	$(82,074)	$(72,461)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	65,760,991	24,862,600
Net loss per share attributable to common stockholders, basic and diluted	$(1.25)	$(2.91)

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

	Year Ended December 31,
	2022	2021
2020 Equity Incentive Plan	7,344,627	7,359,504
Public Warrants	8,436,416	7,736,416
Convertible debts*	51,163,288	3,328,359
Convertible Notes Warrants	2,000,000	1,000,000
Liability Warrants	1,400,000	2,100,000
Class B Common Shares - Held in escrow for indemnification purpose	—	1,600,000
2020 CEO Performance Award	600,000	600,000
2021 Omnibus Plan	312,500	450,000
Common Stocks to be issued outside equity incentive Plans	648,843	—
Net loss per share attributable to common stockholders, basic and diluted	71,905,674	24,174,279

*	The number of Common Shares presented is based on the principal plus accumulated interests outstanding as of 12.31.2022 divided by the Floor Price $0.25 for 2022 Convertible notes and $0.50 fixed Conversion rate for the SEPA Convertible Note.

 22. Segment and geographic information

We determine our operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions, and evaluates operating performance.

As of December 31, 2022 and 2021, the Company has three operating and reportable segments; of which one named Helbiz Kitchen is considered not material and included in All Other.

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

Our segment operating performance measures are segment Revenue and Cost of Revenue. The CODM does not evaluate operating segments using asset information and, accordingly, we do not report asset information by segment. The following table provides information about our segments and a reconciliation of the total segment Revenue and Cost of revenue to loss from operations:

	Year Ended December 31,
	2022	2021
Revenue
Mobility	$8,430	$9,907
Media	6,507	2,770
All Other	601	156
Total segment revenues	$15,538	$12,834
Operating expenses:
Cost of revenues
Mobility	(20,463)	(22,762)
Media	(19,154)	(9,442
All Other	(2,008)	(1,642
Total Cost of revenues	$(41,625)	$(33,846)
Reconciling Items:
Research and development	(2,741)	(2,826)
Sales and marketing	(8,712)	(10,875)
General and administrative	(25,569)	(24,411)
Impairment of Assets	(10,390)	—
Loss from operations	$(73,499)	$(59,124)

Revenue by geography is based on where the trip was completed, or media contents occurred. The following table set forth revenue by geographic area for the years ended December 31, 2022 and December 31, 2021.

	Year Ended December 31,
	2022	2021
Revenue
Italy	$13,355	$10,045
United States	2,183	2,789
Total Revenues	$15,538	$12,834

 Long-lived assets, net includes property and equipment, intangible assets, goodwill, and other assets. The following table set forth long-lived assets, net by geographic area as of December 31, 2022, and December 31, 2021.

	December 31,	December 31,
	2022	2021
Italy	$5,575	$17,905
United States	23,669	3,337
All other countries	665	184
Total long lived assets	$29,909	$21,426

23. Related Party Transactions

During the twelve months ended December 31, 2022, our majority shareholder and CEO has lent Helbiz funds on an interest-free basis for cumulative gross proceeds of $492. The amount has been repaid between a combination of cash for $237 and issuances of 527,425 Class A Common Shares for $254.

On November 18, 2022, Wheels Business Combination date, our majority shareholder and CEO purchased from a Wheels investor, a Wheels unsecured note for its principal amount $750. On November 22, 2022, Helbiz Inc CEO converted the entire amount into 4,019,293 Class A Common Shares    .

During May and June 2021, our majority shareholder and sole director has lent Helbiz, funds on an interest-free basis for cumulative gross proceeds of $2,010 through Promissory Notes. On August 16, 2021, the Company repaid CEO Promissory Notes.

24. Subsequent Events

The Company has determined, for recognition or disclosure in these financial statements, the following material subsequent events.

Usage of 2022 SEPA and repayment of SEPA Convertible Note

From January 1, 2023, to January 20, 2023, the Company delivered Advance Notices for the sale of 59,825,000 Class A Common Shares, resulting in cumulative gross proceeds of $10,107, of which $4,210 was used for fully repaid the SEPA Convertible Note.

On January 20, 2023, the 2022 SEPA was terminated as a result of Advance Notices requested by the Company for shares of Class A common stock equal to the commitment amount of $13,900.

2023 January SEPA

On January 24, 2023, the Company entered into a second Standby Equity Purchase Agreement (“2023 January SEPA”) with YA II PN, Ltd. (“YA"). Pursuant to the 2023 January SEPA, the Company has the right, but not the obligation, to sell to YA up to $20,000 of its shares of Class A Common Stock at any time during the 24 months. In connection with the execution of the 2023 January SEPA, the Company agreed to pay a commitment fee of $400 as consideration for YA irrevocable commitment to purchase the shares of Class A common stock. To request a purchase, the Company would submit an Advance Notice to YA specifying the number of shares, it intends to sell. The Advance Notice would state that the shares would be purchased at either:

(i)	95.0% of the Option 1 Market Price, which is the lowest VWAP (the daily volume weighted average price of Company’s Class A common stock for the applicable date) in each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance Notice, or

(ii)	92.0% of the Option 2 Market Price, which is the VWAP of the pricing period set out in the Advance Notice and consented to by YA.

Each sale requested under the 2023 January SEPA (an “Advance”) may be for a number of shares of Class A common stock equal to the greater of: (i) an amount equal to 100% of the average daily traded amount of the shares during the five Trading Day immediately preceding the delivery of an Advance Notice, or (ii) 5,000,000 shares of common stock.

The purchase would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 9.99% of our Class A common stock or any shares that, aggregated with any related transaction, would exceed 48,119,674, which amount is equal to 19.9% of all shares of common stock outstanding on the date of the 2023 January SEPA, unless shareholder approval was obtained allowing for issuances in excess of the Exchange Cap.

In addition, subject to the mutual consent, the Company may request pre-advance loans, in the aggregate not to exceed $20,000. Pre-Advance Loans may be repaid with cash (including the proceeds of an Advance) or in shares of Class A common stock if the holder elects to convert the promissory note issued in connection with such Pre-Advance Loan.

From January 24, 2023, to date, the Company delivered Advance Notices for the sale of 45,200,000 Class A Common Shares, resulting in cumulative gross proceeds of $7,402.

2023 SEPA Note

On March 8, 2023, we issued and sold a convertible promissory note (“2023 SEPA Note’) under the 2023 January SEPA, with an aggregate principal amount of $4,500 to YA, a 10% original issue discount and September 15, 2023 as Maturity date.

Interest shall not accrue on the outstanding principal balance of the 2023 SEPA Note unless and until there is an event of default, upon the occurrence of which, interest shall accrue at a rate of 15% per year until collected in full. Any repayments in cash carries a 5% redemption premium. The holder may convert the 2023 SEPA Note into Class A Common Shares at a conversion price of $0.50 any time prior to the Maturity date, provided that there may be no such conversion if such conversion would cause YA to beneficially own more than 4.99% of Company’s outstanding Common Shares.

At any time that there is an outstanding balance owed under the 2023 SEPA Note, YA may require the Company to deliver Advance Notices pursuant to the 2023 January SEPA for the issuance and sale of Common Stock at the Conversion Price in order to offset amounts owed to YA under the 2023 SEPA Note. In addition, while there is an outstanding balance owed under the 2023 SEPA Note, the Company may redeem portions or all amounts of that outstanding balance so long as notice is provided to YA.

2022 Convertible Note repayment

The Company partially repaid the 2022 Convertible Note for $3,701, the amount includes principal, accumulated interests and 10% redemption premium.

Additionally, on January 23, 2023, YA converted $1,296 of the 2022 Convertible Notes into 5,184,396 of Class A Common Shares.

2023 March SEPA

On March 8, 2023, the Company entered into a third Standby Equity Purchase Agreement (“2023 March SEPA”) with YA II PN, Ltd. (“YA"). Pursuant to the 2023 March SEPA, the Company has the right, but not the obligation, to sell to YA up to $50,000 of its shares of Class A Common Stock at any time during the 24 months. In connection with the execution of the 2023 March SEPA, the Company agreed to pay a commitment fee of $750 as consideration for YA irrevocable commitment to purchase the shares of Class A common stock. To request a purchase, the Company would submit an Advance Notice to YA specifying the number of shares, it intends to sell. The terms, conditions and limitations are the same of the 2023 January SEPA.

From March 8, 2023, to date, no Advance Notice has been delivered to YA.

Series B Convertible Preferred Stocks – Related party purchase

On March 8, 2023, Helbiz Inc Board of Directors approved the creation of a new series of preferred stock: Series B Preferred Stock. the Company is authorized to issue 3,000 shares of Series B Preferred Stock. The Series B has no voting rights, except that each share of Series B is entitled to 80,000 votes at a shareholder meeting on whether to enact a reverse stock split. Holder of Company’s Series B is required to vote any proposal for a reverse stock split on a “mirrored” basis. This means that the Series B holder is required to cast their votes “For” and “Against” each such proposal in the same proportions as the holders of Company’s Class A Common shares eligible and voting at the Special Meeting cast their votes, in the aggregate. For example, if a holder of Series B Preferred Stock is entitled to cast 80,000 votes on a reverse stock split proposal, and the holders of Company’s Class A Common shares eligible and voting cast their ballots 90% “For” the proposal and 10% “Against,” the Series B Preferred Stockholder’s 80,000 votes are required to be cast 72,000 votes “For” and 8,000 votes “Against.” Immediately upon the approval of a reverse stock split, the shares of Series B Preferred Stock will be redeemed for $0.01 per share.

On March 13, 2023, the Company entered into a subscription agreement with Salvatore Palella, Helbiz Inc CEO, pursuant to which he agreed to purchase 3,000 shares of our Series B Preferred Stock for an aggregate purchase price of five hundred dollars.

Series A Convertible Preferred Stocks

On February 28, 2023, the 6,751,823 Series A Convertible Preferred Stock outstanding have been converted into 5,343,184 shares of the Company’s Class A common stock upon the approval of the majority of the holders of the Company’s Class A common stock that allowed for such issuance.

New York store – lease agreement

On March 15, 2023, the Company entered into a 5-years lease agreement for a store located at 500 Broome Street, New York, NY. The cumulative lease commitment for the 5 years term is $916.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have not had any disagreements with our accountants or auditors that would need to be disclosed pursuant to Item 304 of Regulation S-K promulgated under the Securities Act of 1933.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on such evaluation, due to a material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth certain information regarding Helbiz’s executive officers as of the date of this annual report.

Name	Age	Position	Held Position Since
Salvatore Palella	35	Chief Executive Officer, Chairman	October 2015
Giulio Profumo	34	Chief Financial Officer	October 2018
Jonathan Hannestad	28	Chief Operating Officer	February 2019
Matteo Mammi	47	Helbiz Media Chief Executive Officer	May 2021

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

Helbiz Board of Directors

Our Board of Directors consists of five members, Salvatore Palella, Giulio Profumo, Guy Adami, Massimo Ponzellini and Lee Stern. Mr. Palella is our Chairman.

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

Lee Stern, age 70, was appointed to the Board of Directors effective November 27, 2020. Mr. Stern has an accomplished career with over 25 years of providing debt solutions to middle market companies and expertise across multiple industries and as of April 26, 2021, he will join Centre Lane Partners, LLC as a Managing Director. Since April 2021 Mr. Stern has been a managing director of Centre Lane Partners. From 2014 to April 2021, Mr. Stern served as Managing Director of Monroe Capital LLC, responsible for origination of both sponsor and non-sponsor transactions. Prior to Monroe, Mr. Stern was a Managing Director at Levine Leichtman Capital Partners from 2012 to 2013, and was formerly a Director and founding member of Kohlberg Kravis Roberts & Co’s mezzanine debt business from 2009 to 2012. Prior to KKR, Mr. Stern was a Managing Director at Blackstone/GSO Capital Partners from 2005 to 2009, responsible for senior and mezzanine investments. Prior to Blackstone, he was a founding employee of a Nasdaq public company Technology Investment Capital Corp. from 2002 to 2005. From 1985 to 2002, Mr. Stern worked for Drexel Burnham Lambert, Kidder, Peabody & Co., Nomura Securities International, Inc., and Thomas Weisel Partners. Mr. Stern holds a B.A. degree from Middlebury College and an M.B.A. from the Wharton School of the University of Pennsylvania.

Guy Adami, age 58. Mr. Adami was appointed to the Board of Directors effective August 12, 2021. He is an original member of CNBC’s Fast Money. He is currently the Director of Advisor Advocacy at Private Advisor Group in Morristown, New Jersey. Private Advisor Group is comprised of a network of nearly 600 advisors with assets approaching $17B. He has held numerous key leadership roles in the financial services industry. He began his career at Drexel Burnham Lambert in 1986 and was quickly promoted to Vice President and head gold trader at the firm. In 1996, he joined Goldman Sachs as their head gold trader and one of the many proprietary traders within the Fixed Income Currency and Commodity division. In the spring of 2000, Adami joined the U.S. Equities division of Goldman Sachs where he was put in charge of the firm’s Industrial/Basic Material group. Mr. Adami is the Vice Chairman of the NJ Chapter of The Leukemia and Lymphoma Society, who named him their “Man of the Year” in 2015. He also sits on the national board of Invest in Others, and Big Brothers Big Sisters.

Massimo Ponzellini, age 73. Mr. Ponzellini is the General Manager of Kalrock Capital Management Ltd based in London (U.K.), Mr. Ponzellini was the Director General of Wegaplast, a leading company in the molding of plastic materials, and President of Energy-Glass, specializing in designing, creating, and commercialization of architectural elements for the production of renewable energy. From May 2007 to May 2012, he was Chairman of Impregilo SpA, a multinational general contractor with over 17,000 employees and a total portfolio of 25.1 billion euros. From December 2006 to April 2012, he also held the position of vice president of INA Assitalia SpA. Mr. Ponzellini's career began in 1971 as managing director of Typography Composers Graphic Industries. In 1978, he became an assistant to Romano Prodi, the Minister of Industry and Commerce. From 1980 to 1981, he was the director delegate of S.I., a society of studies of industrial economics. From 1981 to 1982, he was the Director General of Nomisma. In 1983, he moved to IRI where until 1986, he was in charge of the restructuring and privatization of the Strategy and Studies Department. From 1986 to 1990, he was the director delegate of Sofin S.p.A, an investment holding company controlled by IRI. From 1990 to 1994, he was a member of the European Bank for Reconstruction and Development (EBRD) as director of operations. In 1994 he moved to the European Investment Bank (EIB), where he remained until 2003 as Vice President and Managing Director for Credit and Finance. From 2002 to 2006, he served as Vice President and Chief Executive Officer of Patrimonio dello Stato S.p.A. From 2006 to 2007, he served as managing director of the Istituto Poligrafico e Zecca Dello Stato, and from 2009 to 2011, he was the president of Banca Popolare of Milan. He was a Director of Banca Nazionale del Lavoro, Alitalia, Finmeccanica, Terna, and the Higher Institute for Transport. (ISTRA). Mr. Ponzellini was the President of the European Center for Public Enterprises and of the Bormio Foundation 2005. He lectured on Finance at the Bocconi University in Milan and the Luiss University in Rome. He was also the Director of the Teatro Alla Scala Foundation in Milan, a member of the Executive Committee and of the Board of Directors of the European Institute of Oncology (IEO), member of the Board of Assonime. He is a member of the Finance and Budget Committee of the Governorate of Vatican City State. He is the Honorary Vice President of the European Investment Bank (EIB). He is also a Founding Partner of Planet Finance, created to support developing populations through microfinance. Since 1996 he has been a Knight of the Grand Cross of the Order of Merit of the Italian Republic.

Board Diversity Matrix

Pursuant to the Nasdaq’s Board Diversity Rules, below is the Company’s board diversity matrix outlining diversity statistics regarding our Board.

Board Diversity Matrix as of March 24, 2023
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity		5
Directors		5
Part II: Demographic Background
White		5
African American or black
Alaskan Native or American Indian
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
Two or more races or ethnicities

Director Independence and Financial Experts

Under the rules of the Nasdaq Stock Market, a majority of our board members must qualify as independent directors Our independent directors are Lee Stern, Massimo Ponzellini and Guy Adami. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

Our audit committee consists of Lee Stern, Massimo Ponzellini and Guy Adami. Mr. Lee Stern serving as audit committee chairperson. The Board has determined that Lee Stern and Guy Adami each meet the requirements for independence and financial literacy under the current Nasdaq listing standards and SEC rules and regulations, including Rule 10A-3. In addition, the Board has determined that Lee Stern qualifies as an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K promulgated under the Securities Act. This designation does not impose any duties, obligations, or liabilities that are greater than are generally imposed on members of the audit committee and the Board. The audit committee is responsible for, among other things:

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

Compensation Committee

Our compensation committee consists of Lee Stern, Massimo Ponzellini and Guy Adami. Mr. Ponzellini is the chairperson of the compensation committee. The Board has determined that the composition of the compensation committee will meet the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of the committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The compensation committee is responsible for, among other things:

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

Nominating Committee

Our nominating and corporate governance committee consists of Lee Stern, Massimo Ponzellini and Guy Adami. Mr. Guy Adami is the chairperson of the nominating and corporate governance committee. The Board has determined that the composition of the nominating and corporate governance committee will meet the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. The nominating and corporate governance committee is responsible for, among other things:

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

For the year ended December 31, 2022, Helbiz’s named executive officers (“Named Executive Officers” or “NEOs”) were:

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	All other Compensation ($)		Total ($)
Salvatore Palella,	2022	$919,516	$745,572	$350,340	(1)	$2,015,428	(5)
Chief Executive Officer	2021	917,443	1,742,218	298,181	(1)	2,957,841	(2)

Giulio Profumo,	2022	318,105	—	84,554	(1)	402,659	(4)
Chief Financial Officer	2021	200,554	59,600	67,863	(1)	328,017

Jonathan Hannestad	2022	267,123	—	33,485	(3)	300,608
Chief Operating Officer	2021	281,828	29,998	—	(3)	311,826

(1)	This amount relates to health insurance and housing expenses provided under their employment agreements.
(2)	Excludes any foregone interest on amounts that we had lent our Chief Executive Officer.
(3)	Mr. Hannestad’s annual salary has been paid in Euro. The table shows the amount translated in Dollar using the average exchange rate for the year 2021: 1.1827 Euro/Dollar and for the year 2022: 1.0530 Euro/Dollar.
(4)	A portion of Mr. Profumo’s annual salary has been paid in Class A shares. He converted $11,175 of Net Salary into 51,498 Class A Common Shares. Additionally, the annual bonus of $60,000 has not been paid, yet.
(5)	A portion of Mr. Palella’s annual compensation has been paid in Class A shares. He converted $373,682 of Net Salary into 2,219,810 Class A Common Shares.

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

On April 1, 2020, we entered into two non-qualified stock-option agreements with Mr. Palella.

-	Under the 2020 Plan, Mr. Palella awarded 1,484,721 stock options (considering the conversion ratio of 4.63 applied in the reverse merger), of which 742,435 vested on April 1, 2021, and 20,619 will vest every month after the twelve-month anniversary for 36 months.

-	Under the CEO Performance Award, Mr. Palella awarded 600,000 options to purchase our Class A common stock. We consider the grant date of the Award, August 12, 2021. The Award vests upon the satisfaction of the market conditions. In detail, the market conditions will be satisfied in 20 different tranches, with each related to a certain Market capitalization Milestone. The lowest tranche is $500 million the highest is $100 billion; each of the twenty tranches has 30,000 options to buy 30,000 Class A common shares. As of December 31, 2022, none of the tranches have been vested.

Giulio Profumo

On March 2, 2020, we entered into an employment agreement with Giulio Profumo with a term expiring on March 2, 2023, automatically renewed for another three-years.

Either party can terminate the agreement providing a written notice 180 days prior to the termination. Pursuant to the terms and provisions of the agreement, (a) Mr. Profumo is appointed as our Chief Financial Officer and will undertake and perform the duties and responsibilities normally and reasonably associated with such office; (b) we shall pay to Mr. Profumo an annual salary of $100,000, which amount shall increase to $298,000 once the Company becomes a public company; (c) at the Company’s discretion, we may award an annual bonus of up to 25% of the annual base compensation based on Mr. Profumo’s performance and other factors; (d) we shall pay a housing allowance of up to $6,000 per month; (e) we shall provide Mr. Profumo with health insurance coverage with a national health insurance company; (e) Mr. Profumo shall have five days of sick leave per calendar year; and (f) Mr. Profumo shall have 20 paid vacation days per calendar year.

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

Outstanding Equity Awards at 2022 Fiscal Year-End for Executive Officers of Helbiz

The following table sets forth information as of December 31, 2022 relating to outstanding equity awards for each of our executive officers and our director:

Outstanding Equity Awards at Year End Table
Name	Number of Securities Underlying Unexercised Options (exercisable)	Number of Securities Underlying Unexercised Options (unexercisable)	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Salvatore Palella – 2020 Plan	1,175,435	0	309,286	$2.16	4/1/2030
Salvatore Palella – 2020 CEO Performance Award	600,000	0	600,000	$8.14	4/1/2030
Giulio Profumo – 2020 Plan	548,938	0	144,389	$2.16	4/1/2030
Jonathan Hannestad – 2020 Plan	608,793	0	160,170	$2.16	4/1/2030

Director Compensation

Following completion of the Business Combination, the Compensation Committee determined the type and level of compensation, for those persons serving as members of the Board of Directors. During 2022, each of the two independent directors of the Board received a cash compensation of $85,000. The annual compensation for each independent Directors comprised of a cash retainer of $85,000 and an award of options to purchase 75,000 shares of Class A Common Stock under the 2021 Omnibus Plan, vesting quarterly in equal amounts and exercisable at $10.00. Helbiz reimburses its non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 24, 2023 for:

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

The number of shares of our Common Stock outstanding on the Record Date was 292,694,001, of which 278,468,103 were shares of Class A common stock and 14,225,898 were shares of Class B common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Equity Position of Outstanding Shares	Approximate Percentage of Voting Position of Outstanding Shares(2)
Directors and Executive Officers
Salvatore Palella	28,330,983	9.6%	37.2%
Jonathan Hannestad	651,505	*	*
Giulio Profumo	638,940	*	*
Matteo Mammi	143,750	*	*
Lee Stern	105,000	*	*
Guy Adami	75,000	*	*
Massimo Ponzellini	0	*	*
All directors and executive officers as a group (7 individuals)	29,945,178	10.1%	37.2%

(1)	Unless otherwise indicated, the business address of each of the individuals is the address of Helbiz, Inc., 32 Old Slip, New York, New York 10005.

(2)	Holders of shares of Class A Common Stock are entitled to cast one vote per share and holders of shares of Class B Common Stock will be entitled to cast the lesser of (a) ten votes per share of Class B common stock or (b) such number of votes per share as shall equal the ratio necessary so that the votes of all outstanding shares of Class B Common Stock shall equal sixty percent (60%) of all shares of Class A Common Stock and shares of Class B Common Stock entitled to vote as of the applicable record date on each matter properly submitted to stockholders entitled to vote. The only person who holds Class B Common Stock is Salvatore Palella. Salvatore Palella also owns the outstanding shares of Series B Preferred Stock that are entitled to 80,000 votes per share, but only on the Stock Split Proposal and only on a “mirrored” basis.

*       Denotes less than one (1%) percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than employment and other agreements set out elsewhere in this annual report, the following summarizes those of transactions since January 1, 2022 to which we have been a participant in which the amount involved exceeded or will exceed $63,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in the section entitled “Executive Compensation.” Described below are certain other transactions with our directors, executive officers and stockholders.

During the twelve months ended December 31, 2022, our majority shareholder and CEO has lent Helbiz funds on an interest-free basis for cumulative gross proceeds of $492. The amount has been repaid between a combination of cash for $237 and issuances of 527,425 Class A Common Shares for $254.

On November 18, 2022, Wheels Business Combination date, our majority shareholder and CEO purchased from a Wheels investor, a Wheels unsecured note for its principal amount $750. On November 22, 2022, Helbiz Inc CEO converted the entire amount into 4,019,293 Class A Common Shares.

During the twelve months ended December 31, 2022, our majority shareholder and CEO accepted to convert portion of his salaries and bonuses amounted to $0.3 million into 1,803,144 Class A Common Shares.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2022 and 2021 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2022	2021
Audit fees	$700	$1,632
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$700	$1,632

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the review of our interim consolidated financial statements. Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE

The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
2.1	Merger Agreement and Plan of Reorganization dated February 8, 2021 by and among, Helbiz, Inc., Salvatore Palella as Representative of the Shareholders of the Helbiz, Inc., GreenVision Acquisition Corp. and GreenVision Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on February 8, 2021)*
2.2	First Amendment dated April 8, 2021 to Merger Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on April 9, 2021)*
3.1	Amended and Restated Certificate of Incorporation of Helbiz, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 13, 2021)*
3.2	Certificate of Designation for Series A Preferred Stock, dated November 17, 2022 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on November 25, 2022)
3.3	Certificate of Designation of Preferences, Rights, and Limitations of Series B Preferred Stock filed on March 13, 2023 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed on March 13, 2023)
4.1	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.3 to Helbiz’s registration statement on Form S-1 filed on October 21, 2019)*
4.2	Warrant Agreement between Continental Stock Transfer & Trust Company and Helbiz (incorporated by reference to Exhibit 4.5 to Helbiz’s registration statement on Form S-1 filed on October 21, 2019)*
4.3	Convertible Promissory Note dated as of December 1, 2022 between Helbiz, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed on December 1, 2022)
4.4	Convertible Promissory Note dated as of March 8, 2022, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed on March 13, 2023)
10.1	Form of Subscription Agreement by and among GreenVision Acquisition Corp. and certain institutional and accredited investors (incorporated by reference to Exhibit 10.1 to Helbiz’s current report on Form 8-K filed on March 11, 2021)*
10.2	Form of Registration Rights Agreement, dated as of August 12, 2021, by and among GreenVision Acquisition Corp and certain shareholders of Helbiz Holdings (incorporated by reference to Annex B of the Definitive Proxy Statement filed on July 26, 2021)*
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed on August 13, 2021)*
10.4	Form of warrant to PIPE Investors (incorporated by reference to Exhibit 10.2 to Helbiz’s current report on Form 8-K filed on March 11, 2021)*
10.5	GreenVision Acquisition Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Annex D of the Definitive Proxy Statement filed on July 26, 2021)*
10.6	Form of Indemnification Escrow Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on August 13, 2021)*
10.7	Form of Convertible Debenture issued pursuant to the SPA (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 18, 2021)*
10.8	Form of Warrant issued under the SPA (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on October 18, 2021)*
10.9	Employment Agreement of Salvatore Palella, dated April 1, 2020 (incorporated by reference to Exhibit 10.10 to the Registrant's registration statement on Form S-1, filed on October 27, 2021)*
10.10	Employment Agreement of Giulio Profumo, dated March 2, 2020 (incorporated by reference to Exhibit 10.11 to the Registrant's registration statement on Form S-1, filed on October 27, 2021)*
10.11	Securities Purchase Agreement, dated April 15, 2022, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 15, 2022)
10.12	Securities Purchase Agreement, dated August 15, 2022, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 15, 2022)
10.13	Securities Purchase Agreement, dated August 23, 2022, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 23, 2022)
10.14	Agreement and Plan of Merger, dated October 24, 2022, by and among Helbiz, Inc. Helbiz Merger Sub Inc., and Wheels Labs, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 28, 2022)
10.15	Standby Equity Purchase Agreement, dated October 31, 2022, by and between Helbiz, Inc. and YA II PN, Ltd.(incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 31, 2022)
10.16	Security Agreement, dated November 10, 2022, among YA II PN, Ltd. and the debtors named therein (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on November 14, 2022)
10.17	Amended and Restated Agreement and Plan of Merger, dated November 18, 2022, by and among Helbiz, Inc. Helbiz Merger Sub Inc., and Wheels Labs, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on November 25, 2022)

10.17	Amended and Restated Agreement and Plan of Merger, dated November 18, 2022, by and among Helbiz, Inc. Helbiz Merger Sub Inc., and Wheels Labs, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on November 25, 2022)
10.18	Supplemental Agreement dated as of December 1, 2022 to the Standby Equity Purchase Agreement dated as of October 31, 2022 between Helbiz, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on December 1, 2022)
10.19	Standby Equity Purchase Agreement, dated January 24, 2023, by and between Helbiz, Inc. and YA II PN, Ltd.(incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on January 17, 2023)
10.20	Standby Equity Purchase Agreement, dated March 13, 2023, by and between Helbiz, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on March 13, 2023)
21.1	List of subsidiaries of Helbiz, Inc.
23.1	Consent of Marcum LLP
24.1	Powers of Attorney (the signature page to this registration statement)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*

*       Previously filed and incorporated herein by reference

ITEM 16. FORM 10-K SUMMARY

We have elected not to provide a summary of the information provided in this annual report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Helbiz, Inc.

Date: March 28, 2023	By:	/s/ Salvatore Palella
	Name:	Salvatore Palella
	Title:	President, Chief Executive Officer

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

Signature	Capacity	Date

/s/ Lorenzo Speranza	Chief Accounting Officer	March 28, 2023
Lorenzo Speranza

/s/ Salvatore Palella	Chairman of the Board and Chief Executive Officer	March 28, 2023
Salvatore Palella

/s/ Giulio Profumo	Chief Financial Officer and Director	March 28, 2023
Giulio Profumo

/s/ Lee Stern	Director	March 28, 2023
Lee Stern

/s/ Massimo Ponzellini	Director	March 28, 2023
Massimo Ponzellini

/s/ Guy Adami	Director	March 28, 2023
Guy Adami

