Form 10-Q
period 2023-03-31
micromobility.com Inc.
filed 2023-05-22
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39136

micromobility.com, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-3015108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Old Slip, New York, NY 10005

(Address of principal executive offices)

(917) 675-7157

(Issuer’s telephone number)

Helbiz, Inc.

(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.00001 par value	MCOM	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one share of Class A Common Stock	MCOMW	The Nasdaq Stock Market LLC

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

As of May 22, 2023, 10,829,025 shares of Class A common stock, par value $0.00001 per share, were issued and outstanding and 284,518 shares of Class B common stock, par value $0.00001 per share, were issued and outstanding.

MICROMOBILITY.COM, INC.

(Formerly Helbiz, Inc.)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Unaudited Financial Statements	3
Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022 (unaudited)	4
Condensed Consolidated Statements Changes in Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2023 and 2022 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited)	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	28
Item 4. Controls and Procedures	28
Part II. Other Information	30
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Mine Safety Disclosures	31
Item 5. Other Information	31
Item 6. Exhibits	31
Part III. Signatures	32

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Micromobility.com, Inc.

 (Formerly Helbiz, Inc.)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$647	$429
Accounts receivables	552	1,345
Prepaid media rights	997	2,366
VAT receivables	1,873	3,054
Prepaid and other current assets	3,828	4,051
Total current assets	7,897	11,245
Goodwill	13,826	13,826
Property, equipment and deposits, net	8,012	9,237
Intangible assets, net	3,214	3,267
Right of use assets	3,211	2,872
Other assets	717	707
TOTAL ASSETS	$36,877	$41,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,467	$14,359
Accounts payable related to media rights	7,913	7,732
Accrued expenses and other current liabilities	8,665	8,885
Deferred revenues	2,798	3,047
Operating lease liabilities	1,379	1,463
Finance lease liabilities	1,977	2,002
Short term financial liabilities, net	28,956	33,244
Total current Liabilities	66,155	70,732
Other non-current liabilities	406	362
Operating lease liabilities	2,135	1,719
Finance lease liabilities	58	71
Non-current financial liabilities, net	6,881	7,174
TOTAL LIABILITIES	75,635	80,058
Commitments and contingencies	Note 11

CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock, $0.0001 par value; 8,000,000 shares authorized at March 31, 2023; none issued and outstanding at March 31, 2023 and 6,751,823 issued and outstanding at December 31, 2022.	$—	$945

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.00001 par value; 285,774,102 shares authorized and; 5,624,297 and 3,264,576 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	173,889	152,996
Class B Common stock, $0.00001 par value; 14,225,898 shares authorized and; 284,518 shares issued and outstanding at March 31, 2023 and December 31, 2022.	—	—
Accumulated other comprehensive (loss) income	(3,151)	(2,904)
Accumulated deficit	(209,496)	(189,942)
Total Stockholders’ deficit	(38,758)	(39,850)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$36,877	41,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Micromobility.com, Inc.

 (Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2023	2022
Revenue	$3,919	$3,312
Operating expenses:
Cost of revenues	11,067	11,339
Research and development	843	744
Sales and marketing	1,239	2,598
General and administrative	6,232	6,681
Total operating expenses	19,381	21,362

Loss from operations	(15,463)	(18,050)

Non-operating income (expenses), net
Interest expense, net	(1,701)	(1,981)
SEPA financial income (expenses), net	(2,208)	—
Change in fair value of warrant liabilities	33	945
Other financial income (expenses), net	(212)	(307)
Total non-operating expenses, net	(4,088)	(1,343)

Income tax benefit (expense)	(3)	(4)
Net loss	$(19,554)	$(19,397)

Net loss attributable to common stockholders	$(19,554)	$(19,397)

Net loss per share attributable to common stockholders, basic and diluted	$(3.53)	$(32.18)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	5,542,721	602,802

Net loss	$(19,554)	$(19,397)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	$(247)	$(323)

Net loss and comprehensive income, excluded Deemed Dividends and Deemed Dividends equivalents	$(19,801)	$(19,720)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROMOBILITY.COM, INC.
(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2023

(in thousands, except share and per share data)

(unaudited)

	SERIES B – PREFERRED	SERIES A – CONVERTIBLE PREFERRED	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	STOCK	STOCK	Shares	Amount	Shares	Amount	Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2023 (Retroactive application of the reverse split ratio 1:50)	$—	$945	3,264,576	$152,996	284,518	$—	$(189,942)	$(2,904)	(39,850)
Issuance of common shares – for Advance Notices under SEPA	—	—	2,100,518	18,105	—	—	—	—	18,105
Issuance of common shares – for Conversion of Convertible Notes	—	—	103,689	1,296	—	—	—	—	1,296
Issuance of common stock – for Conversion of Series A Convertible Preferred Stocks	—	(945)	135,645	945	—	—	—	—	945
Issuance of common shares – for purchasing Intangible Assets	—	—	6,869	50	—	—	—	—	50
Issuance of common shares – for settlement of Payroll liabilities	—	—	13,000	78	—	—	—	—	78
Share based compensation	—	—	—	418	—	—	—	—	418
Issuance of Series B Preferred Stock	0	—	—	—	—	—	—	—	0
Redemption of Series B Preferred Stock	(0)	—	—	—	—	—	—	—	(0)
Changes in currency translation adjustment	—	—	—	—	—	—	—	(247)	(247)
Net loss	—	—	—	—	—	—	(19,554)	—	(19,554)
Balance as of March 31, 2023	$—	$—	5,624,297	173,889	284,518	$0	$(209,496)	$(3,151)	$(38,758)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROMOBILITY.COM , INC.
(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2022

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
	Shares	Amount	Shares	Amount	Deficit	Income	DEFICIT
Balance at January 1, 2022 (Retroactive application of the reverse split ratio 1:50)	325,784	$101,454	284,518	—	$(108,682)	$(621)	$(7,849)
ASU No. 2020-06 - modified retrospective method	—	(4,187)	—	—	816	—	(3,371)
Issuance of common shares – for Conversion of 2021 Convertible Notes	48,140	6,810	—	—	—	—	6,810
Issuance of common shares - for Settlement of Account Payable	43	10	—	—	—	—	10
Share based compensation	33	1,092	—	—	—	—	1,092
Changes in currency translation adjustment	—	—	—	—	—	(323)	(323)
Net loss	—	—	—	—	(19,397)	—	(19,397)
Balance at March 31, 2022	374,000	$105,180	284,518	$—	$(127,263)	$(944)	$(23,027)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROMOBILITY.COM , INC.
(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2023	2022
Operating activities
Net loss	$(19,554)	$(19,397)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,784	1,296
Non-cash interest expenses and amortization of debt discount	510	1,911
Amortization of right-of-use assets	462	—
Share-based compensation	762	1,252
Change in fair value of warrant liabilities	(33)	(945)
Loss on disposal of assets	10	55
Changes in operating assets and liabilities:
Prepaid and other current assets	2,716	(188)
Other Assets	(10)	143
Accounts receivables	793	(849)
Accrued expenses and other current liabilities	(309)	1,908
Accounts payables	(63)	(1,801)
Other non-current liabilities	44	76
Net cash used in operating activities	(12,886)	(16,539)

Investing activities
Purchase of property, equipment, and vehicle deposits	(202)	(2,926)
Purchase of intangible assets	(154)	(111)
Net cash used in investing activities	(356)	(3,037)

Financing activities
Gross proceeds from sale of Class A common shares	18,105	—
Gross proceeds from issuance of financial liabilities	4,190	113
Repayment of financial liabilities	(8,671)	(556)
Payments of offering costs and underwriting discounts and commissions	(15)	275
Proceeds from issuance of financial liabilities, due to related party - Officer	—	—
Net cash provided by financing activities	13,609	(168)

Increase (decrease) in cash and cash equivalents, and restricted cash	367	(19,744)
Effect of exchange rate changes	(145)	(115)
Net increase (decrease) in cash and cash equivalents, and restricted cash	222	(19,858)
Cash and cash equivalents, and restricted cash, beginning of year	736	21,253
Cash and cash equivalents, and restricted cash, end of period	$958	$1,395

RECONCILIATION OF CASH, CASH EQUIVALENT AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEET
Cash and cash equivalents	648	1,115
Restricted cash, included in Current assets	310	170
Restricted cash, included in Other assets, non-current	—	110
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$1,186	$69
Income taxes, net of refunds	$3	$—
Non-cash investing & financing activities
Issuance of common shares – for Conversion of Convertible Notes	$1,296	$6,810
Issuance of common shares – for conversion of Series A Convertible Preferred Stocks	945	—
Issuance of common shares – for purchasing Intangible Assets	50	—
Issuance of common shares - for Settlement of Payroll Liabilities	78	—
Recognition of new lease agreements	761	—
Derecognition of Beneficial conversion features (BCF) - Adoption of ASU 2020-06	—	3,371
Purchase of vehicles with financing agreement	—	2,388
Prepaid expenses related to D&O insurance, included in Account payable	—	1,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICROMOBILITY.COM, INC.
(Formerly Helbiz, Inc.)

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

micromobility.com, Inc. (formerly known as Helbiz, Inc., and, together with its subsidiaries, “micromobility.com” or the “Company”) was incorporated in the state of Delaware in October 2015 with its headquarter in New York, New York. The Company is an intra-urban transportation company that seeks to help urban areas reduce their dependence on individually owned cars by offering affordable, accessible, and sustainable forms of personal transportation, specifically addressing first and last mile transport.

Founded on proprietary technology platforms, the Company’s core business is the offering of electric vehicles in the sharing environment. Through its Mobility App, the Company offers an intra-urban transportation solution that allows users to instantly rent electric vehicles. Additionally, the Company is operating two other business lines: (i) the acquisition, commercialization and distribution of media content including live sport events, and (ii) food delivery services through a “ghost kitchen” concept.

The Company currently has a strategic footprint with offices in New York, Los Angeles, Milan, and Belgrade, with additional operational teams around the world. The Company currently has electric vehicles operating in the United States and Europe.

Recent events

On March 30, 2023, a reverse stock split of 1:50 was approved by Company’s shareholders and Board of Directors. The Company’s financial statements were adjusted to reflect the reverse stock split.

On March 30, 2023, the Company’s Board of Directors also approved a change in name from “Helbiz, Inc.” to “micromobility.com, Inc.” (the “Company Name Change”).

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

The condensed consolidated balance sheet as of December 31, 2022, included herein was derived from the audited financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of, and for the year ended, December 31, 2022, included in our Annual Report on Form 10-K.

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

3. Summary of Significant Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP generally requires management to make estimates and assumptions that affect the reported amount of certain assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Specific accounts that require management estimates include determination of fair values of private company stock, warrant and financial instruments, purchase price allocation for business combinations, useful lives of intangible assets, property and equipment and valuation allowance for deferred income taxes.

Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Accounting Pronouncement Adopted in the Current Year

In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an entity to use a current expected credit loss methodology to measure impairments of certain financial assets and to recognize an allowance for its estimate of lifetime expected credit losses. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Effective January 1, 2023, we adopted ASU 2016-13 on a prospective basis. The impact of adoption of this standard on our condensed consolidated financial statements was not material.

4. Revenue Recognition

The table below shows the revenues breakdown for the three months ended on March 31, 2023, and on March 31, 2022.

	Three months ended March 31,
	2023	2022
Mobility Revenues (ASC 842)	$1,578	$1,577
Pay per ride	1,203	1,205
Mobility Subscriptions	324	288
Partnerships fees	51	84
Media Revenues (ASC 606)	$2,086	1,656
Commercialization of Media rights (B2B)	1,307	1,296
Advertising fees	94	50
Live subscriptions	685	310
Other Revenues (ASC 606)	$255	$79
Total Revenues	$3,919	$3,312

The table below shows the Deferred Income roll-forward from January 1, 2022, to March 31, 2022, and from January 1, 2023, to March 31, 2023.

Deferred Income	January 1, 2022	FX Rate adj	Additions	Q1 2022 Revenue	March 31, 2022

Mobility	$1,183	(19)	347	(329)	1,182
Media	402	(40)	2,473	(316)	2,519
Total	$1,585	$(59)	$2,820	$(645)	$3,701

Deferred Income	January 1, 2023	FX Rate adj	Additions	Q1 2023 Revenue	March 31, 2023

Mobility	$1,775	2	407	(423)	1,761
Media	1,272	19	1,832	(2,086)	1,037
Total	$3,047	$21	$2,239	$(2,509)	$2,798

Deferred income related to Mobility is for out prepaid customer wallet. It will be recorded as Mobility Revenues when riders take a ride, while deferred income related to Media will be recorded through the three months ended June 30, 2023.

5. Prepaid Media rights

The table below shows the Prepaid Media rights roll-forward from January 1, 2022, to March 31, 2022, and from January 1, 2023, to March 31, 2023.

Prepaid Media rights	January 1, 2022	Additions	Q1 2022 COGS	FX Rate adj.	March 31, 2022

Media	2,758	2,835	(4,510)	(50)	1,033
Total	$2,758	2,835	(4,510)	(50)	1,033

Prepaid Media rights	January 1, 2023	Additions	Q1 2023 COGS	FX Rate adj.	March 31, 2023

Media	2,366	2,686	(4,070)	16	997
Total	$2,366	$2,686	$(4,070)	$16	$997

6. Property, equipment and vehicle deposits, net

Property and equipment consist of the following:

	March 31,	December 31,
	2023	2022
Sharing electric vehicles	$15,046	$15,128
Of which under finance lease agreements	3,288	3,260
Furniture, fixtures, and equipment	1,621	1,411
Of which under finance lease agreements	177	177
Computers and software	1,048	1,045
Leasehold improvements	724	714
Total property and equipment, gross	18,439	18,298
Less: accumulated depreciation	(13,524)	(12,136)
Total property and equipment, net	$4,915	$6,162
Vehicle deposits	3,097	3,075
Total property, equipment and deposits, net	$8,012	$9,237

The following table summarizes the loss on disposal and depreciation expenses recorded in the condensed consolidated statement of operations for the three months ended on March 31, 2023, and 2022.

	Three months Ended March 31,
	2023	2022
Cost of revenues	$1,351	$981
Research & Development	15	—
General & administrative	108	104
Total depreciation and loss on disposal expenses	$1,474	$1,085

The Cost of revenues for the three months ended March 31, 2023, amounted to $1,351 which includes $551 related to depreciation expenses for sharing vehicles leased by the Company under finance lease agreements.

7. Intangible assets, net

Intangible assets consist of the following:

	March 31,	December 31,
	2023	2022
Government Relationships	2,400	2,400
Trade name and trademarks	900	900
Customer Relationships	—	—
Licenses	135	126
Other Intangible assets	291	87
Total Intangible assets, Gross	$3,726	$3,513
Less: accumulated amortization	(512)	(246)
Total Intangible assets, net	$3,214	$3,267

8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2023	2022
Legal contingencies – refer to Note 11 Commitments and Contingencies	$2,481	$2,710
Payroll liabilities	2,814	2,693
Accrued expenses	2,730	2,369
Sales tax payables	640	1,113
Total accrued expenses and other current liabilities	$8,665	$8,885

Payroll liabilities and Accrued expenses presented in the table above are related to the normal course of business, while Sales tax payables and Legal contingencies are mainly related to liabilities arising from prior periods by Wheels. Sales tax payables are related to settlement agreements made by Wheels with multiple US states under which the Company is required to make monthly payments within the next 6 months.

9. Current and Non-current financial liabilities, net

The Company’s Financial liabilities consisted of the following:

	Weighted Average Interest Rate	Maturity Date	March 31, 2023	December 31, 2022
Convertible debts, net	9%	2023	10,131	14,372
Secured loan, net	13%	2023	14,306	14,224
Unsecured loans, net	7%	Various	10,611	10,935
Warrants liabilities	N/A	—	51	84
Other financial liabilities	N/A	Various	738	802
Total Financial Liabilities, net			35,837	40,418
Of which classified as Current Financial Liabilities, net			28,956	33,244
Of which classified as Non-Current Financial Liabilities, net			6,881	7,174

The table below shows the amounts recorded as Interest expense, net on the statements of operations for the three months ended on March 31, 2023, and March 31, 2022:

	Three months Ended March 31,
	2023	2022
Convertible debts	$(932)	$(1,384)
Secured loan	(540)	(457)
Unsecured loans	(224)	(140)
Other interest (income) expenses	(5)	—
Total Interest expenses, net	$(1,701)	$(1,981)

In detail, during the three months ended March 31, 2023, the Company recorded as Interest Expenses, net $457 related to amortization of debt discounts, of which $424 related to Convertible debts. During the three months ended March 31, 2022, the Company recorded as Interest Expenses, net $1,074 related to amortization of debt discounts, of which $1,042 related to Convertible debts.

As of March 31, 2023, the Company categorized as convertible debts the following instruments issued to YA II, Ltd. (the “Note Holder”): a) two convertible notes issued in 2022 (“2022 Convertible notes”) under two Securities Purchase Agreements and b) a convertible promissory note issued on March 8, 2023 under a Standby Equity Purchase Agreement (“January 2023 SEPA”) dated January 24, 2023 (“2023 SEPA Convertible note”).

2022 Convertible debts

As a result of the below conversion and repayments, on March 31, 2023, the Company had $6,141 as outstanding principal and accumulated interest, partially offset by debt discounts that amounted to $127.

Repayments

The Company partially repaid in cash the 2022 Convertible Notes for a cumulative payment of $3,701 (of which $3,215 was principal, $132 was accumulated interest, and $354 was redemption premium interest).

Conversion into Class A Common Shares

During the three months ended March 31, 2023, the Company issued 103,688 Class A Common Shares in satisfaction of conversion requests of $1,296 in principal and interest.

2023 SEPA Convertible Note

On March 8, 2023, the Company issued a Convertible Promissory Note (“2023 SEPA Convertible Note”) to the Note Holder pursuant to the SEPA dated January 24, 2023. The 2023 SEPA Convertible Note had a principal amount of $4,500 with 10% issuance discount, a maturity date of September 15, 2023, a 5% annual interest rate and a 15% annual default interest rate. The 2023 SEPA Convertible Note shall be convertible into shares of the Company’s Class A common shares at a Fixed Conversion Price of $25.

The Company has the option to repay the 2023 SEPA Convertible Note through the following or a combination of the two:

-	repay in cash the 2023 SEPA Convertible Note on or before the Maturity date,

-	repay the 2023 SEPA Convertible Note by submitting one or a series of Advance Notices under the SEPA entered in January 2023, on or before the Maturity date. If any time during while the 2023 SEPA Convertible Note is outstanding, the Company delivers an Advance Notice under the January 2023 SEPA, at least one half of the proceeds of any such Advance Notice shall be used as an Advance Repayment or for the repayment of other amounts due from the Company to the Holder.

The Company has also the option to redeem the 2023 SEPA Convertible Note (“redemption option”), provided that the trading price of the Company’s Class A Common Shares is less than the fixed Conversion Price of $25.

2022 SEPA Convertible Note

On December 1, 2022, the Company issued a Convertible Promissory Note (“2022 SEPA Convertible Note”) to the Note Holder pursuant to the SEPA dated October 31, 2022. The 2022 SEPA Convertible Note had a principal amount of $5,000 with 10% issuance discount, a maturity date of January 31, 2023, a 0% annual interest rate and a 15% annual default interest rate. The 2022 SEPA Convertible Note shall be convertible into shares of the Company’s Class A common shares at a Fixed Conversion Price of $25.

During the three months ended March 31, 2023, the Company completed the repayment initiated in 2022 by cash payments amounted to $4,210. As a result of the mentioned re-payments on March 31, 2023, the Company has no outstanding principal or accumulated interest under the 2022 SEPA Convertible Note.

10. Leases

Operating leases

The Company has operating leases for office spaces, warehouse facilities, corporate houses, and certain company vehicles. The leases have remaining lease terms of one month to 5 years.

During the three months ended March 31, 2023, the Company entered into a 5-years lease agreement for a store located at 500 Broome Street, New York, NY, the cumulative lease commitment for the 5-year term is $865. At inception, the Company recorded $674 as ROU assets and the operating lease liability, using an Internal Borrowing rate of 14%.

The table below presents the impact on the condensed consolidated statement of operations related to the operating leases for the three months ended March 31, 2023, including expenses related to lease agreements with an initial term of 12 months or less. Amounts presented for the three months ended March 31, 2023, have been recorded under ASC 840.

	March 31,
	2023	2022
Cost of revenues	386	403
General and administrative	295	350
Total Operating lease expenses	$681	$753

Finance leases

As of March 31, 2023, the Company has in place various non-cancellable finance lease agreements for 3,750 eScooters and R&D equipment with financial institutions. As of March 31, 2023, the remaining lease terms vary between one month to two years.

The table below presents the impact on the condensed consolidated statement of operations related to the finance leases for the three months ended March 31, 2023, and 2022.

	March 31,
	2023	2022
Cost of revenues	547	129
Research & Development	15	—
Total Operating expenses related to finance leases	$562	$129

Interest expenses	5	—
Total Non - Operating expenses related to finance leases	$5	$—

Future annual minimum lease payments as of December 31, 2022, are as follows:

	Leases
Year ending December 31,	Operating	Finance
2023	$1,161	$1,971
2024	526	60
2025	359	15
Thereafter	403	—
Total minimum lease payments	$2,450	$2,046
Less: Amounts representing interest not yet incurred		(11)
Present value of finance lease obligations		2,035
Less: Current portion		1,977
Long-term portion of finance lease obligations		58

11. Commitments and Contingencies

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

As of March 31, 2023, and December 31, 2022, the Company concluded that certain losses on litigations were probable and reasonable estimable; as a result, the Company recorded $2,481 and $2,710, respectively, as Accruals for legal contingencies, included in Other Current liabilities.

Accruals for litigation contingencies	January 1, 2023	FX Rate adj	Additions	Payments	March 31, 2023

micromobility.com, Inc	$2,060	—	—	(164)	1,896
Wheels Lab, Inc	650	—	—	(65)	585
Total	$2,710	$—	$—	$(229)	$2,481

Wheels has been named in various lawsuits related to the use of Wheels’s vehicles in US cities and in certain matters involving California Labor Code violations and the classification of individuals as independent contractors rather than employees. The range of loss for the Wheels legal contingencies accrued is between $685 to $3.1 million which represents the range between the amount already settled with the counterparts and the amount claimed deducting insurance coverage.

The Company is also involved in certain claims where the losses are not considered to be reasonably estimable or possible; for these claims the range of potential loss is between 0 to $200.

12. Common Stock

As of March 31, 2023, the Company’s charter authorized the issuance of up to 285,774,102 of Class A common shares of common stock at $0.00001 par value per share, 14,225,898 of Class B common shares of common stock at $0.00001 par value per share, 100,000,000 shares of preferred stock at $0.00001 par value per share.

13. Standby Equity Purchase Agreements

During the three months ended March 31, 2023, the Company entered into two Standby Equity Purchase Agreements (“2023 SEPAs”) with an investor. The 2023 SEPAs terms and conditions represent: i) at inception - a purchased put option on the Company’s Class A common shares and, ii) upon delivery of an Advance Notice - a forward contract on the Company’s Class A common shares. Neither the purchased put option nor the forward contract qualify for equity classification.

As a result of the above classification of the 2023 SEPAs, at inception the Company expensed as SEPA’s transactions costs the legal and commitment fees that exceeded the fair value of the purchased put options. The settlement of forward contracts initiated by the Company were recorded as other SEPA financial income (expense), net.

The table below presents the impact on the condensed consolidated statement of operations related to the 2023 SEPAs for the three months ended March 31, 2023, and 2022.

	March 31,
	2023	2022
SEPAs transaction costs	(1,611)	—
Other SEPA financial income (expenses), net	(597)	—
Total SEPA financial income (expenses), net	$(2,208)	$—

January 2023 SEPA

On January 24, 2023, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville up to $20,000 of its shares of Class A Common Stock at any time during the 24 months. To request a purchase, the Company would submit an Advance Notice to YA II PN, Ltd. specifying the number of shares, it intends to sell. The Advance Notice would state that the shares would be purchased at either:

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

At inception the Company did not identify any day one impact for the SEPA agreement except for $400 as Commitment fees to be paid to YA II PN, Ltd and legal fees amounted to $192. The mentioned legal and Commitment fees have been recorded as SEPA transaction costs.

During the three months ended March 31, 2023, the Company delivered multiple Advance Notices for the sale of 904,000 Class A Common Shares, resulting in cumulative gross proceeds of $7,402.

March 2023 SEPA

On March 8, 2023, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville up to $50,000 of its shares of Class A Common Stock at any time during the 24 months. To request a purchase, the Company would submit an Advance Notice to YA II PN, Ltd. specifying the number of shares, it intends to sell. The Advance Notice would state that the shares would be purchased at either:

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

At inception the Company did not identify any day one impact for the SEPA agreement except for $750 as Commitment fees to be paid to YA II PN, Ltd and legal fees amounted to $269, recorded as SEPA Deferred Costs as of March 31, 2023. The mentioned legal and Commitment fees have been recorded as SEPA transaction costs.

14. Share based compensation expenses

Stock-based compensation expense is allocated based on (i) the cost center to which the award holder belongs, for employees, and (ii) the service rendered to the Company, for third-party consultants. The following table summarizes total stock-based compensation expense by account for the three months ended March 31, 2023, and 2022.

	Three Months Ended March 31,
	2023	2022
Cost of revenue	2	10
Research and development	31	64
Sales and marketing	26	182
General and administrative	518	995
SEPA financial expenses	186	—
Total Share based compensation expenses, net	762	1,252
Of which related to shares not issued for services rendered during the period, accrued as Account payables	345	160

2023 Omnibus Incentive Plan

During the three months ended March 31, 2023, the Company adopted the 2023 Omnibus Incentive Plan (2023 Plan) under which the Company may issue equity incentives to selected employees, officers, and director of the Company. The 2023 Plan permits the grant of Incentive Stock Options, Non-statutory Stock Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Performance Units and Performance Shares.

Under the 2023 Plan, stock options are to be granted at a price that is not less than 100% of the fair value of the underlying common stock at the date of grant. Awards for employee vest 25% on the first anniversary of the date of grant and ratably each month over the ensuing 36-month period. Awards for independent board member vest ratably each quarter over the ensuing 4-quarter period. The maximum term for stock options granted under the 2023 Plan might not exceed ten years from the date of grant.

Upon original approval, the Company reserved 1,200,000 shares of the Company’s Class A common stock for issuance under the 2023 Plan, no equity incentives have been issued as of March 31, 2023, under the 2023 Plan.

15. Net Loss Per Share - Dilutive outstanding shares

The following potentially dilutive outstanding shares (considering a retroactive application of the Reverse Stock Split) were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

	Three months ended March 31,
	2023	2022
2020 Equity Incentive Plan	146,652	147,097
Public Warrants	196,728	196,728
Convertible Notes	671,259	104,286
Convertible Notes Warrants	40,000	20,000
Common Stocks to be issued outside equity incentive Plans	107,139	1,382
2020 CEO Performance Award	12,000	12,000
2021 Omnibus Plan	5,875	9,000
Class B Common Shares - Held in escrow for indemnification purpose	—	32,000
Total number of Common Shares not included in the EPS Basic and diluted	1,179,653	522,493

*	The number of Common Shares presented is based on the principal plus accumulated interest outstanding as of March 31, 2023 divided by the Floor Price $12.5 or the Conversion Price $25.

16. Segment and geographic information

The following table provides information about our segments and a reconciliation of the total segment Revenue and Cost of revenue to loss from operations.

	Three months ended March 31,
	2023	2022
Revenue
Mobility	1,578	1,577
Media	2,086	1,656
All Other	255	79
Total Revenue	$3,919	$3,312

Cost of revenue
Mobility	(4,608)	(4,637)
Media	(5,610)	(6,276)
All Other	(849)	(426)
Total Cost of revenues	$(11,067)	$(11,339)

Reconciling Items:
Research and development	(843)	(744)
Sales and marketing	(1,239)	(2,598)
General and administrative	(6,232)	(6,681)
Loss from operations	$(15,463)	$(18,050)

Revenue by geography is based on where the trip was completed, or media content occurred. The following table set forth revenue by geographic area for the three months ended March 31, 2023, and 2022.

	Three months ended March 31,
	2023	2022
Revenue
Italy	3,148	2,952
United States	771	360
All other countries	—	—
Total Revenue	$3,919	$3,312

Long-lived assets, net includes property and equipment, intangible assets, goodwill and other assets. The following table set forth long-lived assets, net by geographic area as of March 31, 2023, and December 31, 2022.

	March 31,	December 31,
Non-Current Assets	2023	2022
Italy	$5,006	$5,575
United States	23,387	23,669
All other countries	587	665
Total Non-Current Assets	$28,980	$29,909

17. Related Party Transactions

During the period ended March 31, 2023, our majority shareholder and CEO converted a portion of his deferred salaries, totaling $78, into 13,000 Class A Common Shares.

On March 13, 2023, the Company issued 3,000 Series B Preferred Stock to the Company’s CEO for an aggregate purchase price of $0.5. Series B has no voting rights, except that each share of Series B is entitled to 80,000 votes at a shareholder meeting on whether to enact a reverse stock split. Holder of Company’s Series B was required to vote any proposal for a reverse stock split on a “mirrored” basis. This means that the Series B holder was required to cast their votes “For” and “Against” each such proposal in the same proportions as the holders of Company’s Class A Common shares eligible and voting at the Special Meeting cast their votes, in the aggregate. On March 30, 2023, the Company’s Series B Preferred Stock have been redeemed following the stockholder meeting for $0.01 per share. As of March 31, 2023, there were 0 shares of Series B Preferred Stock issued and outstanding.

18. Subsequent Events

2023 SEPA and Convertible debts repayment

From April 1, 2023, to date, the Company delivered Advance Notices under the January 2023 SEPA, for the sale of 4,945,000 Class A Common Shares, resulting in cumulative gross proceeds of $4,228 of which $1,706 was used for repaying the Convertible debts.

Class A Common Shares issued to a Board member

 On May 1, 2023, the Company agreed to issue 59,524 Class A Common Shares to Mr. Ponzellini (Company’s board member) in reference to the conversion of an outstanding amount of $90 of earned but unpaid consulting services accrued pursuant to a consulting agreement entered in March 2019 among Ponzellini and the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes. Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following discussion refers to the financial results of micromobility.com, Inc. for the three months ended March 31, 2023, and 2022. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refers to micromobility.com and our affiliates. Except for per share data and as otherwise indicated, all dollar amounts set out herein are in thousands.

Overview

micromobility.com, Inc. (formerly known as Helbiz, Inc, and, together with its subsidiaries, “micromobility.com” or the “Company”) was incorporated in the state of Delaware in October 2015 with headquarter in New York, New York. The Company is an intra-urban transportation company that seeks to help urban areas reduce their dependence on individually owned cars by offering affordable, accessible, and sustainable forms of personal transportation, specifically addressing first and last mile transport.

Founded on proprietary technology platforms, the Company’s core business is the offering of electric vehicles in the sharing environment. Through its Mobility App, the Company offers an intra-urban transportation solution that allows users to instantly rent electric vehicles. Additionally, the Company is operating two other business lines: (i) the acquisition, commercialization and distribution of media content including live sport events, and (ii) food delivery services through a “ghost kitchen” concept.

The Company currently has a strategic footprint with offices in New York, Los Angeles, Milan, and Belgrade, with additional operational teams around the world. The Company currently has electric vehicles operating in the United States and Europe.

Recent events

On March 30, 2023, the Company held a special meeting of stockholders at which the Company’s stockholders approved a proposal to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock (the “Reverse Stock Split”).

On March 30, 2023, the Company’s Board of Directors approved a one-for-fifty (1:50) reverse split of the Company’s issued and outstanding shares of common stock and a change in name from “Helbiz, Inc.” to “micromobility.com, Inc.” (the “Company Name Change”). On March 30, 2023, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its Restated Certificate of Incorporation to effect the Reverse Stock Split and the Company Name Change. The Reverse Stock Split became effective on March 30, 2023.

As a result of the effectiveness of the Reverse Stock Split, every fifty shares of the Company’s issued and outstanding common stock were automatically combined, converted and changed into one share of the Company’s common stock, without any change in the number of authorized shares or the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, restricted stock units and warrants to purchase shares of common stock and the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans. No fractional shares have been issued in connection with the Reverse Stock Split, any fractional shares resultant from the Reverse Stock Split have been rounded up to the next whole share.

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the Three ended March 31, 2023 and 2022

The following table summarizes our consolidated results of operations for the three ended March 31, 2023, and for the three months ended March 31, 2022, respectively:

	Three months ended March 31,
	2023	2022
Net revenue	$3,919	$3,312
Operating expenses:
Cost of revenues(1)	11,067	11,339
R&D expenses(1)	843	744
Sales and marketing(1)	1,239	2,598
General and administrative(1)	6,232	6,681
Total operating expenses	19,381	21,362

Loss from operations	(15,463)	(18,050)
Total non-operating (income) expenses, net	(4,088)	(1,343)
Income Taxes	(3)	(4)
Net Loss	(19,554)	(19,397)

	Three months ended March 31,
	2023	2022
Net revenue	100%	100%
Operating expenses:
Cost of revenues(1)	282%	342%
Research and Development(1)	22%	22%
Sales and marketing(1)	32%	78%
General and administrative(1)	159%	202%
Total operating expenses	495%	645%

Loss from operations	(395)%	(545)%
Total non-operating (income) expenses, net	(104)%	(41)%
Income Taxes	(0)%	(0)%
Net Loss	(499)%	(586)%

(1)	Includes stock-based compensation for employees and services received, as follows

	Three months ended March 31,
	2023	2022
Stock-based Compensation:
Cost of revenues	2	10
Research and Development	31	64
Sales and marketing	26	182
General and administrative	518	995
Non-operating (income) expenses, net	186	—
Total Stock-based Compensation expenses, net	$762	$1,252

Net Revenues

	Three months ended March 31,
	2023	2022	% Change
Mobility Revenues	$1,578	$1,577	0%
Pay per ride	1,203	1,205	0%
Mobility Subscriptions	324	288	13%
Partnerships fees	51	84	(39)%
Media Revenues	$2,086	$1,656	26%
Commercialization of Media rights (B2B)	1,307	1,296	1%
Live subscriptions	685	310	121%
Advertising fees	94	50	88%
Other Revenues	$255	$79	223%
Total Net Revenues	$3,919	$3,312	18%

Total revenue Increased by $607, or 18%, for the three months ended March 31, 2023, compared with the three months ended March 31, 2022. The increase can be mainly explained by the increase in Media revenues of $430 or 26% and Other revenues, generated by Kitchen business line, for $176 or 223%.

Mobility revenues

Total Mobility revenues remained flat between the three months ended March 31, 2023, and the three months ended March 31, 2022. The Company was able to maintain the same level of Mobility revenues with a decrease in active markets, trips and QAPU following the Company’s strategy to decrease the operating cash used by the micro-mobility business in order to achieve the goal of becoming cash positive.

Media revenues

Media revenue increased by $430, or 26%, for the three months ended March 31, 2023, compared with the three months ended March 31, 2022. The increase can be mainly explained by the increase in Live subscribers which drove the increase in Live subscription revenues from $310 for the three months ended March 31, 2022, to $685 for the three months ended March 31, 2023.

Cost of Revenues

	Three months ended March 31,
	2023	2022	% Change
Mobility - Cost of revenues	$4,608	$4,637	(1)%
Of which Amortization, Depreciation and write-off	1,580	1,171	35%
Media - Cost of revenues	$5,610	6,276	(11)%
Of which content licensing	4,070	4,510	(10)%
Other - Cost of revenues	$849	426	99%
Total - Cost of revenues	$11,067	$11,339	(2)%

Cost of Revenue remains flat comparing the three months ended March 31, 2023, with the three months ended March 31, 2022.

Mobility Cost of revenues

Overall Cost of revenues for the Mobility business remains stable comparing the three months ended March 31, 2023, and March 31, 2022. However, following the Company’s strategy to decrease the operating cash used by the micro-mobility business, it was able to maintain the same level of Mobility cost of revenues even though it recorded an increase in Amortization, Depreciation and write-off for 409 or 35%. The increase in Amortization, Depreciation and write-off is mainly related to the assets acquired from the acquisition of Wheels on November 18, 2022.

Media Cost of revenues

Media cost of revenues decreased by $666, or 11%, for the three months ended March 31, 2023, compared with the three months ended March 31, 2022. The decrease was mainly driven by the decrease in media content acquired during the period, in line with the Company’s strategy to decrease the operating cash used by the media business.

Other - Cost of revenues

Cost of revenues related to other business lines increased by $423, or 99%, for the three months ended March 31, 2023, compared with the three months ended March 31, 2022. The increase was mainly driven by the opening of the kitchen business in the United States of America.

Sales and marketing

	Three months ended March 31,
	2023	2022	% Change
Sales and marketing	$1,239	$2,598	(52)%
Of which Stock-based Compensation	26	182	(86)%

Sales and marketing expenses decreased by $1,359 or 52% in the three months ended March 31, 2023, compared with the three months ended March 31, 2022. The decrease was driven by: a) the termination of consultancy agreements with communication and marketing providers, and b) the reduction of marketing employees.

Research and Development

	Three months ended March 31,
	2023	2022	% Change
Research and development	$843	$744	13%
Of which Stock-based Compensation	31	64	(52)%

Research and Development expenses increased by $99 or 13% in the three months ended March 31, 2023, compared with the three months ended March 31, 2022. The increase was driven by the continuous investments in the in-house Global IT engineering team.

General and Administrative

	Three months ended March 31,
	2023	2022	% Change
General and administrative	$6,232	$6,681	(7)%
Of which Stock-based Compensation	518	995	(48)%

General and Administrative expenses decreased by $449, or 7% in the three months ended March 31, 2023, compared with the three months ended March 31, 2022. One of the main drivers of such decrease is the reduction of stock- based compensation by $477.

Total non-operating income (expense), net

	Three months ended March 31,
	2023	2022	% Change
Interest expense, net	$(1,701)	$(1,981)	(14)%
SEPA financial income (expenses), net	$(2,208)	$—	—%
Change in fair value of warrant liabilities	$33	$945	(96)%
Other income (expense), net	$(212)	$(307)	(31)%
Total non-operating income (expense), net	$(4,088)	$(1,343)	204%

Non-operating income (expense) increased by 204% or $2,745 comparing the three months ended March 31, 2023 with the three months ended March 31, 2022. Such increase was mainly driven by the SEPA financial expenses and the decrease in the income account, Change in fair value of warrant liabilities which decreased by $912 or 96%.

Interest expenses, net

Interest expenses decreased by $280, or 14%, from $1,981 for the three months ended March 31, 2022, to $1,701 for the three months ended March 31, 2023. The decrease was mainly driven by the decrease in Convertible notes outstanding.

SEPA financial income (expenses), net

At inception of the two 2023 SEPAs the legal and Commitment fees amounted to $1,611 have been recorded as SEPA financial expenses. The Company also recorded as SEPA financial income (expenses), net, the difference between the purchase price of each Advance Notice delivered to YA II PN (92% or 95% of the Market Price), Ltd and the fair value of the Class A Common Shares issued to YA II PN, Ltd on the date of the Advance Notice.

Change in fair value of warrant liabilities

The positive adjustments recorded for the three months ended March 31, 2023, and March 31, 2022, are related to the fair value adjustments for the GVAC Sponsor Private Warrants. The mentioned fair value adjustment were driven by the decrease of the market price recorded during the three months ended March 31, 2023 and March 31, 2022.

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

Trips.    We define Trips as the number of completed rides in a given period. To further clarify, a single-use ride is recognized as a unique “Trip” upon completion of each ride. We believe that Trips is a useful metric to measure the scale and usage of our platform.

Active Markets.    We track the number of active markets (cities) that we operate in.

Italy

We are a substantial operator in Italy in the micro-mobility environment, based on number of licenses awarded, and number of vehicles authorized. During the three months ended March 31, 2023, we provided sharing electric mobility services in the following cities: Rome, Milan, Turin, Naples, Parma, Palermo, Pisa, Modena, Ravenna, Bari, Fiumicino, Cesena and Catania;

United States of America

During the three months ended March 31, 2023, we provided sharing electric mobility services in the following cities: Los Angeles, (California), Sacramento, (California), Santa Monica (California), Austin (Texas), Honolulu (Hawaii), Orlando (Florida), Miami Lakes (Florida), Miami Dade (Florida), University of Massachusetts (Massachusetts), Bowling Green (Kentucky) and St. John University (New York).

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

As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents of $647, excluding restricted cash of $310 (included in prepaid and other current assets) and SEPA agreements entered during the three months ended March 31, 2023. During the three months ended March 31, 2023, we entered into two different SEPA agreements:

-	On January 24, 2023, the Company entered into a Standby Equity Purchase Agreement (“2023 January SEPA”) with YA II PN, Ltd. (“YA"). Pursuant to the 2023 January SEPA, the Company has the right, but not the obligation, to sell to YA up to $20,000 of its shares of Class A Common Stock at any time during the 24 months. To request a purchase, the Company submits an Advance Notice to YA specifying the number of shares, it intends to sell.

-	On March 8, 2023, the Company entered into another Standby Equity Purchase Agreement (“2023 March SEPA”) with YA. Pursuant to the 2023 March SEPA, the Company has the right, but not the obligation, to sell to YA up to $50,000 of its shares of Class A Common Stock at any time during the 24 months. To request a purchase, the Company submits an Advance Notice to YA specifying the number of shares, it intends to sell. The terms, conditions and limitations are the same of the 2023 January SEPA.

We collect the fees from riders using a third-party processing payment provider. We collect the fees between 2 to 5 days after the completion of the ride. We also collect charges and fees from partners for specific advertising or co-branding activities, within 30 days from the events. Additionally, Live media operators pay us within 60 days for the international audiovisual rights.

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

Cash Flows

The following table summarizes our cash flows activities:

	March 31, 2023	March 31, 2022

Net cash used in operating activities	$(12,886)	$(16,539)
Net cash used in investing activities	(356)	(3,037)
Net cash provided (used) by financing activities	13,609	(168)
Effect of exchange rate changes	(145)	(115)
Net (decrease) increase in cash, cash equivalents and restricted cash	$222	$(19,858)

Operating Activities

During the three months ended March 31, 2023, operating activities used $12,886 of cash, resulting from our net loss of $19,554, partially offset by net changes in operating assets and liabilities for $3,172 and non-cash expenses for $3,495.

Net changes in operating assets and liabilities consisted primarily in the decrease in accounts receivable for $793 and the decrease in prepaid assets for $2,716, partially offset by the increase in accounts payable and accrued expenses of $371.

Non-cash expenses are mainly related to: (i) equity-based compensation for $762, (ii) depreciation, amortization, and loss on disposal of assets for $2,257, and (iii) non-cash interest expenses for $510.

Investing Activities

During the three months ended March 31, 2023, investing activities used $356 of cash. The Company invested $202 in purchase of property, equipment and deposits, and $154 in purchase of intangible assets.

Financing Activities

During the three months ended March 31, 2023, financing activities provided $13,609 of cash, mostly proceeds from the issuance of common stock for $18,105 under SEPA agreements, and financial liabilities for $4,190, partially offset by the repayment of financial liabilities for $8,671 and the payment of offering costs, discounts and commissions for $15.

Indebtedness

The following table summarizes our indebtedness as of March 31, 2023:

	Weighted Average Interest Rate	Maturity Date	March 31, 2023
Convertible debts, net	9%	2023	10,131
Secured loan, net	13%	2023	14,306
Unsecured loans, net	7%	Various	10,611
Warrants liabilities	N/A	—	51
Other financial liabilities	N/A	Various	738
Total Financial Liabilities, net			35,837
Of which classified as Current Financial Liabilities, net			28,956
Of which classified as Non-Current Financial Liabilities, net			6,881

During the three months ended March 31, 2023 the Company entered into a convertible Note agreement with YA. On March 8, 2023, the Company issued a Convertible Promissory Note (“2023 SEPA Convertible Note”) to YA pursuant to the SEPA dated January 24, 2023. The 2023 SEPA Convertible Note had a principal amount of $4,500 with 10% issuance discount, a maturity date of September 15, 2023, a 5% annual interest rate and a 15% annual default interest rate. The 2023 SEPA Convertible Note shall be convertible into shares of the Company’s Class A common shares at a Fixed Conversion Price of $25.

The Company has the option to repay the 2023 SEPA Convertible Note through the following or a combination of the two:

-	repay in cash the 2023 SEPA Convertible Note on or before the Maturity date,

-	repay the 2023 SEPA Convertible Note by submitting one or a series of Advance Notices under the SEPA entered in January 2023, on or before the Maturity date. If any time during while the 2023 SEPA Convertible Note is outstanding, the Company delivers an Advance Notice under the January 2023 SEPA, at least one half of the proceeds of any such Advance Notice shall be used as an Advance Repayment or for the repayment of other amounts due from the Company to the Holder.

The Company has also the option to redeem the 2023 SEPA Convertible Note (“redemption option”), provided that the trading price of the Company’s Class A Common Shares is less than the fixed Conversion Price of $25.

YA also has the option to convert prior to the Maturity date, any portion of the outstanding and unpaid principal and interest amount into fully paid and nonassessable Class A shares of Common Stock in accordance with the Fixed Conversion Price.

No re-payments or conversion occurred during the three months ended March 31, 2023.

Convertible notes repayments

During the three months ended March 31, 2023, the Company partially repaid in cash the 2022 Convertible Notes for a cumulative payment of $3,701 (of which $3,215 was principal, $132 was accumulated interest, and $354 was redemption premium interest). Additionally, the 2022 convertible notes have been partially converted into Class A common shares during the three months ended March 31, 2023. YA converted $1,296 (of which $1,250 as principal and $46 as accumulated interest) of the 2022 Convertible Notes into 103,688 Class A Common Shares. As a result of the mentioned conversion and re-payments on March 31, 2023, the Company has $6,141 as outstanding principal and accumulated interest, partially offset by debt discounts that amounted to $127.

During the three months ended March 31, 2023, the Company fully repaid the 2022 SEPA Convertible Note by $4,210 of cash payments.

Leases liabilities

We entered into various non-cancellable operating and finance lease agreements for office facilities, permit and brand licensing, e-mopeds leases, e-scooter leases, corporate vehicles’ licensing, and corporate housing with lease periods expiring through 2028. These agreements require the payment of certain operating expenses, such as non-refundable taxes, repairs and insurance and contain renewal and escalation clauses. The terms of the leases provide for payments on a monthly basis and sometimes on a graduated scale.

Future annual minimum lease payments as of March 31, 2023, are as follows:

	Leases
Year ending December 31,	Operating	Finance
2023	$1,161	$1,971
2024	526	60
2025	359	15
Thereafter	403	—
Total minimum lease payments	$2,450	$2,046
Less: Amounts representing interest not yet incurred		(11)
Present value of finance lease obligations		2,035
Less: Current portion		1,977
Long-term portion of finance lease obligations		58

Securities outstanding as of March 31, 2023

As of March 31, 2023, we had the following outstanding securities:

March 31, 2023
Class A Common Shares	5,624,297
Class B Common Shares	284,518
Total Common Shares outstanding	5,908,815

Public Warrants	196,728
Convertible Note Warrants	40,000
2020 Equity Incentive Plan (Stock Options)	146,652
2020 CEO Performance (Stock Options)	12,000
2021 Omnibus Plan (Stock Options)	5,875
Total Warrants and Stock Options outstanding	401,255

Common Shares

As of March 31, 2023, the Company’s charter authorized the issuance of up to 285,774,102 shares of Class A common stock, $0.00001 par value per share, 14,225,898 of Class B common shares of common stock at $0.00001 par value per share, and 100,000,000 shares of preferred stock at $0.00001 par value per share.

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

As of March 31, 2023, the Company has $7,913 recorded as Account payables related to media rights. The amount is related to invoices received by media providers for the aforementioned Content licensing agreements.

Future annual minimum payments related to Media rights’ agreements as of March 31, 2023, are as follows.

Amount
Year ending December 31:
2023	$19,284
2024	7,918
Total	$27,202

Content licensing expenses, recorded as Cost of Revenues, were $4,070 for the three months ended on March 31, 2023.

Related Party Transactions

During the period ended March 31, 2023, our majority shareholder and CEO converted a portion of his deferred salaries, totaling $78, into 13,000 Class A Common Shares.

On March 13, 2023, the Company issued 3,000 Series B Preferred Stock to the Company’s CEO for an aggregate purchase price of five hundred dollars. Series B has no voting rights, except that each share of Series B is entitled to 80,000 votes at a shareholder meeting on whether to enact a reverse stock split. Holder of Company’s Series B was required to vote any proposal for a reverse stock split on a “mirrored” basis. This means that the Series B holder was required to cast their votes “For” and “Against” each such proposal in the same proportions as the holders of Company’s Class A Common shares eligible and voting at the Special Meeting cast their votes, in the aggregate. On March 30, 2023, the Company’s Series B Preferred Stock have been redeemed following the stockholder meeting for $0.01 per share. As of March 31, 2023, there were 0 shares of Series B Preferred Stock issued and outstanding.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in greater detail in Note 3, “Summary of Significant Accounting Policies and Use of Estimates” to our consolidated financial statements as of December 31, 2022 and in Note 3, “Summary of Significant Accounting Policies and Use of Estimates” to our condensed consolidated financial statements as of March 31, 2023.

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

Accounting Pronouncement Adopted in the Current Year

In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an entity to use a current expected credit loss methodology to measure impairments of certain financial assets and to recognize an allowance for its estimate of lifetime expected credit losses. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Effective January 1, 2023, we adopted ASU 2016-13 on a prospective basis. The impact of adoption of this standard on our condensed consolidated financial statements was not material.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on such evaluation, due to a material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness

Our management’s conclusion that our disclosure controls and procedures were ineffective was due to the identification of a material weakness in our internal control over financial reporting in connection with the preparation of our Financial Statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Our management identified the following material weakness in our internal control over financial reporting:

•	We have insufficiently designed and operating controls surrounding the accounting policies and controls, including standardized reconciliation schedules to ensure the company's books and records are maintained in accordance with U.S. GAAP.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business and we may continue to be involved in such legal proceedings. Currently, there are several product liability claims against us none of which, other than as discussed below, is material by itself. If several of these claims were to be decided against our interest or if our product liability insurance were not to cover several of these claims, we might need to divert resources from our operations to pay for such claims, and our results of operations would correspondingly affected.

The claims against us that we deem as potentially material are:

•	We were served with a claim against us by the sponsor of the special purpose acquisition company with which we merged in August 2021 for an alleged failure to timely register shares of our Class A common stock. We are assessing the best methods to proceed in connection with this claim; and

•	We have entered into a settlement agreement with a party that had a claim against us from prior to our acquisition of Wheels. Under the terms of the settlement agreement, we are to pay a total of $675,000 in seven monthly payments ending in November 2023.

Our subsidiary, Wheels, has been named in various lawsuits related to the use of Wheels’s vehicles in U.S. cities and in certain matters involving California Labor Code violations and the classification of individuals as independent contractors rather than employees. We have estimated the range of loss for the Wheels legal contingencies accrued as between $685,000 to $3.1 million which represents the range between the amount already settled with the counterparts and the amount claimed deducting insurance coverage.

As of March 31, 2023, we concluded that certain losses on litigations were probable and reasonable estimable. As a result, we recorded an aggregate of approximately $2,481,000 in our unaudited interim financial statement for the period ended March 31, 2023 as “Accruals” for legal contingencies.

Item 1A. Risk Factors

Although as a Smaller Reporting Company we are not required to provide this information, we refer you to the sections of our annual report on Form 10-K and our registration statement on Form S-3 entitled “Risk Factors”. In addition to the risk factors contained in those documents and in our other filings with the U.S. Securities and Exchange Commission available on its Edgar filing website, we would like to draw your attention to the following risks:

We have conducted extensive equity raises that have diluted our shareholders’ ownership position, and we may continue to do so.

We operate at a loss and have needed to raise capital to continue to fund operations. Many of these capital raises have been in the form of equity offerings, including hybrid offerings such as debt that is convertible into shares of our common stock. Equity raises were the primary reason that the total outstanding shares of our class A common stock increased from approximately 325,800 at December 31, 2021 to 10,829,025 at May 22, 2023. Since the end of our most recent fiscal quarter on March 31, 2023, the number of our outstanding shares of Class A common stock has increased 93% from 5,624,297 to 10,829,025.

We expect that we will need to obtain additional equity financing to fund our operations. Such financings may be on terms that result in significant dilution to shareholders, in per share value and/or voting power, or that result in shareholders losing all of their investment in the Company. Such financings may be at prices substantially below our per share price or our per share net tangible book value.

We have few shareholders with significant ownership positions, and it could become difficult to find a sufficient number of shareholders to obtain approval for actions requiring shareholder approval or to obtain a quorum to hold shareholder meetings.

Our CEO beneficially owns approximately 4.8% of our common stock, which because of the nature of the Class B common stock that he owns represents approximately 22.6% of the voting power of our common stock. No other shareholder individually, or to our knowledge in a group, beneficially owns more than 1% of our common stock (excluding warrants and convertible securities for which the exercise price or conversion price exceeds our current market price). As a result, we will need to conduct an extensive proxy campaign to ensure that we receive more than 50% of the votes of the common stock for any matter requiring more than 50% of the vote of the common stock, and such a campaign may not be successful. For those matters that only require a majority of the votes attending a shareholder meeting, we may have difficulty obtaining a quorum. Our bylaws and Delaware law require a quorum of 33.33% to conduct a shareholder meeting. Because of our diverse and retail-centered shareholder base, we may only be able to obtain a quorum after an extensive and expensive proxy campaign, if we can obtain a quorum at all. Our ability to obtain a quorum (i) could be adversely affected by any additional issuances of common stock as a part of equity capital raises and (ii) will be adversely affected by the automatic conversion of the Class B common stock into Class A common stock pursuant to the terms of our charter documents in August 2023 which will reduce our CEO’s voting power.

If we are unable to obtain a quorum, we may be unable to take necessary corporate actions without creating additional classes of preferred stock with preferred voting power. Any such issuance would decrease the ability of our common stockholders to control management and, in most instances, would violate Nasdaq’s continued listing standards and would lead to the delisting of our Class A common shares from the Nasdaq Capital Market.

We have received an additional letter from Nasdaq stating that we are not in compliance with their continued listing requirements, and we might not be able to regain compliance or may cease to be in compliance with additional listing requirements. If as a result of the non-compliance Nasdaq delists our Class A Common Stock, the liquidity and market price of our Class A Common Stock could decline or cease to exist.

Our Class A Common Stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy certain continued listing requirements. If we are deficient in maintaining the necessary listing requirements, our common stock may be delisted.

In addition to the letters from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) that we have previously disclosed in the risk factors reference above, on May 2, 2023 we received a letter from Nasdaq indicating we were not in compliance with their continued listing requirement that we maintain a market value for our shares of Class A Common Stock together with our publicly traded warrants in excess of $35 million. We have 180 days from receipt of such notice (until October 30, 2023) to remedy such non-compliance, unless such period is extended at Nasdaq’s discretion. To regain compliance, our Class A Common Stock together with our publicly traded warrants must be valued at over $35 million or more for ten consecutive business days. In the event we do not regain compliance within the 180-day period, our Class A Common Stock and publicly traded warrants may be subject to delisting.

Nasdaq also requires that securities listed on the Nasdaq Capital Market maintain a minimum bid price of above $1.00, and we will cease to be in compliance with that standard if fail to maintain a minimum closing bid price for 30 consecutive trading days. Our Class A common stock has had a closing minimum bid price of below $1.00 for over ten consecutive days. If the closing bid price of our Class A common stock remains below $1.00 for 30 consecutive days, we will receive another letter from Nasdaq noting our deficiency and will have an additional obstacle to getting back into good-standing with the Nasdaq requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

micromobility.com, Inc.

Date: May 22, 2023	By:	/s/ Salvatore Palella
	Name:	Salvatore Palella
	Title:	Chief Executive Officer

Date: May 22, 2023	By:	/s/ Giulio Profumo
	Name:	Giulio Profumo
	Title:	Chief Financial Officer

