Form 10-Q
period 2023-06-30
micromobility.com Inc.
filed 2023-08-14
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 14, 2023, 130,726,127 shares of Class A common stock, par value $0.00001 per share, were issued and outstanding and 0 shares of Class B common stock, par value $0.00001 per share, were issued and outstanding.

MICROMOBILITY.COM, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

TABLE OF CONTENTS

Page
Part I. Financial Information	2
Item 1. Unaudited Financial Statements	2
Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2023 and 2022 (unaudited)	3
Condensed Consolidated Statements Changes in Convertible Preferred Stock and Stockholders’ Deficit for the six months ended June 30, 2023 and 2022 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited)	8
Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	34
Item 4. Controls and Procedures	34
Part II. Other Information	35
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Mine Safety Disclosures	37
Item 5. Other Information	37
Item 6. Exhibits	38
Part III. Signatures	39

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$512	$429
Accounts receivables	597	1,345
VAT receivables	1,781	3,054
Prepaid and other current assets	2,423	6,417
Total current assets	5,313	11,245
Goodwill	—	13,826
Property, equipment and deposits, net	3,555	9,237
Intangible assets, net	322	3,267
Right of use assets	2,134	2,872
Other assets	633	707
TOTAL ASSETS	$11,957	$41,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,265	$14,359
Accounts payable related to media rights	11,269	7,732
Accrued expenses and other current liabilities	8,377	8,885
Deferred revenues	1,692	3,047
Operating lease liabilities	1,037	1,463
Finance lease liabilities	436	2,002
Short term financial liabilities, net	25,156	33,244
Total current Liabilities	61,232	70,732
Other non-current liabilities	358	362
Operating lease liabilities	1,432	1,719
Finance lease liabilities	44	71
Non-current financial liabilities, net	6,721	7,174
TOTAL LIABILITIES	69,787	80,058
Commitments and contingencies	Note 11

CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock, $0.0001 par value; 8,000,000 shares authorized at June 30, 2023; none issued and outstanding at June 30, 2023 and 6,751,823 issued and outstanding at December 31, 2022.	$—	$945

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.00001 par value; 285,774,102 shares authorized and; 49,041,609 and 3,264,576 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	188,038	152,996
Class B Common stock, $0.00001 par value; 14,225,898 shares authorized and; 284,518 shares issued and outstanding at June 30, 2023 and December 31, 2022.	—	—
Accumulated other comprehensive loss	(2,153)	(2,904)
Accumulated deficit	(243,715)	(189,942)
Total Stockholders’ deficit	(57,830)	(39,850)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,957	41,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$3,495	$4,358	$7,414	$7,670
Operating expenses:
Cost of revenue	12,522	10,267	23,589	21,606
General and administrative	5,239	6,436	11,471	13,115
Sales and marketing	925	3,415	2,164	6,013
Research and development	766	638	1,610	1,382
Impairment of assets	16,444	—	16,444	—
Total operating expenses	35,897	20,756	55,278	42,116

Loss from operations	(32,402)	(16,398)	(47,864)	(34,447)

Non-operating income (expenses), net
Interest expense, net	(1,865)	(1,512)	(3,566)	(3,492)
Gain (loss) on extinguishment of financial debts	431	(2,065)	431	(2,065)
Change in fair value of warrant liabilities	24	441	58	1,386
SEPA financial income (expenses), net	(495)	—	(2,703)	—
Other income (expenses), net	122	(199)	(90)	(507)
Total non-operating income (expenses), net	(1,783)	(3,335)	(5,871)	(4,679)

Income Taxes	(34)	(7)	(37)	(12)
Net loss	$(34,219)	$(19,740)	$(53,773)	$(39,137)

Net loss per share attributable to common stockholders, basic and diluted	$(1.45)	$(28.41)	$(3.70)	$(60.32)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	23,560,896	14,551,809	694,757	648,779

Net loss	(34,219)	(19,740)	(53,773)	(39,137)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	998	(206)	751	(529)

Net loss and comprehensive income, excluded Deemed Dividends and Deemed Dividends equivalents	$(33,218)	$(19,946)	$(53,022)	$(39,666)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2023

(in thousands, except share and per share data)

(unaudited)

		Class A Common Stock			Class B Common Stock		Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
		Shares		Amount	Shares	Amount	Deficit	Income	DEFICIT
Balance as of April 1, 2023	—	—	5,624,297	$173,889	284,518	$—	$(209,496)	$(3,151)	$(38,758)
Issuance of common shares – for Advance Notices under SEPA			43,157,584	13,627	—	—	—	—	13,627
Issuance of common shares - for Settlement of Payroll Liabilities			42,515	104	—	—	—	—	104
Issuance of warrants - for Settlement of Account payables			—	69	—	—	—	—	69
Issuance of common shares - for Settlement of Account Payables			195,162	250	—	—	—	—	250
Share based compensation			22,051	99	—	—	—	—	99
Changes in currency translation adjustment			—	—	—	—	—	998	998
Net loss	—	—	—	—	—	—	(34,219)	—	(32,219)
Balance as of June 30, 2023	—	—	49,041,609	$188,038	284,518	$—	$(243,715)	$(2,153)	$(57,830)

The accompanying notes are an integral part of these condensed consolidated financial statements

	SERIES B –PREFERRED	SERIES A – CONVERTIBLE PREFERRED	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	STOCK	STOCK	Shares	Amount	Shares	Amount	Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2023 (Retroactive application of the reverse split ratio 1:50)	$—	$945	3,264,576	$152,996	284,518	$—	$(189,942)	$(2,904)	(39,850)
Issuance of common shares – for Advance Notices under SEPA	—	—	45,258,102	31,732	—	—	—	—	31,732
Issuance of common shares – for Conversion of Convertible Notes	—	—	103,689	1,296	—	—	—	—	1,296
Issuance of common stock – for Conversion of Series A Convertible Preferred Stocks	—	(945)	135,645	945	—	—	—	—	945
Issuance of common shares – for purchasing Intangible Assets	—	—	6,869	50	—	—	—	—	50
Issuance of common shares – for settlement of Payroll liabilities	—	—	55,515	182	—	—	—	—	182
Issuance of common shares - for Settlement of Account payables	—	—	101,000	151	—	—	—	—	151
Issuance of warrants - for Settlement of Account payables	—	—	—	69	—	—	—	—	69
Share based compensation	—	—	116,213	615	—	—	—	—	615
Issuance of Series B Preferred Stock	0	—	—	—	—	—	—	—	0
Redemption of Series B Preferred Stock	(0)	—	—	—	—	—	—	—	(0)
Changes in currency translation adjustment	—	—	—	—	—	—	—	751	751
Net loss	—	—	—	—	—	—	(53,773)	—	(53,773)
Balance as of June 30, 2023	$—	$—	49,041,609	188,038	284,518	$—	$(243,715)	$(2,153)	$(57,830)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2022

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
	Shares	Amount	Shares	Amount	Deficit	Income	DEFICIT
Balance as of April 1, 2022 (Retroactive application of the reverse split ratio 1:50)	374,000	$105,180	284,518	$—	$(127,263)	$(944)	$(23,027)
Issuance of Warrants - in conjunction with Convertible Notes issuance	—	603	—	—	—	—	603
Issuance of common shares – Commitment shares for Convertible Notes issuance	3,000	399	—	—	—	—	399
Issuance of common shares – to legal advisors for Convertible Note issuance	4,000	296	—	—	—	—	296
Issuance of common shares – for Conversion of 2021 Convertible Notes	144,853	7,516	—	—	—	—	7,516
Issuance of common shares - for Settlement of Account Payable	1,587	117	—	—	—	—	117
Share based compensation	425	776	—	—	—	—	776
Changes in currency translation adjustment	—	—	—	—	—	(206)	(206)
Net loss	—	—	—	—	(19,740)	—	(19,740)
Balance as of June 30, 2022	527,865	$114,888	284,518	$—	$(147,004)	$(1,150)	$(33,266)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
	Shares	Amount	Shares	Amount	Deficit	Income	DEFICIT
Balance as of January 1, 2022 (Retroactive application of the reverse split ratio 1:50)	325,784	$101,454	284,518	$—	$(108,682)	$(621)	$(7,849)
ASU No. 2020-06 - modified retrospective method	—	(4,187)	—	—	816	—	(3,371)
Issuance of common shares – for Conversion of 2021 Convertible Notes	192,993	14,326	—	—	—	—	14,326
Issuance of Warrants - in conjunction with Convertible Notes issuance	—	603	—	—	—	—	603
Issuance of common shares – Commitment shares for Convertible Notes issuance	3,000	399	—	—	—	—	399
Issuance of common shares – to legal advisors for Convertible Note issuance	4,000	296	—	—	—	—	296
Issuance of common shares - for Settlement of Account Payable	543	48	—	—	—	—	48
Share based compensation	1,545	1,948	—	—	—	—	1,948
Changes in currency translation adjustment	—	—	—	—	—	(529)	(529)
Net Loss	—	—	—	—	(39,137)	—	(39,137)
Balance as of June 30, 2022	527,865	$114,888	284,518	$—	$(147,004)	$(1,150)	$(33,266)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(unaudited)

	Six months ended June 30,
	2023	2022
Operating activities
Net loss	$(53,773)	$(39,137)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment losses	16,444	—
Depreciation and amortization	3,561	2,661
Loss on disposal of assets	3,054	116
Non-cash interest expenses and amortization of debt discount	1,186	2,971
Amortization of Right-of-use assets	889
Share-based compensation	615	2,252
(Gain) or Loss on extinguishment of debts	(431)	2,065
Change in fair value of warrant liabilities	(59)	(1,386)
Changes in operating assets and liabilities:
Accounts receivables	748	(1,337)
Prepaid and other assets	4,737	2,617
Security deposits	49	(5)
Accounts payables	2,744	3,631
Accrued expenses and other current liabilities	(1,598)	2,263
Other non-current liabilities	(4)	83
Net cash used in operating activities	(21,836)	(23,206)

Investing activities
Purchase of property, equipment, and vehicle deposits	(279)	(3,586)
Purchase of intangible assets	(235)	(117)
Deposit for Letter of Intent	—	(1,000)
Net cash used in investing activities	(514)	(4,703)

Financing activities
Proceeds from issuance of financial liabilities, net	4,642	10,248
Repayment of financial liabilities	(14,368)	(1,495)
Proceeds from issuance of financial liabilities, due to related party - Officer		380
Proceeds from sale of Class A common shares, net	31,732	—
Net cash provided by financing activities	22,006	9,133

Increase (decrease) in cash and cash equivalents, and restricted cash	(344)	(18,776)
Effect of exchange rate changes	809	306
Net increase (decrease) in cash and cash equivalents, and restricted cash	464	(18,470)
Cash and cash equivalents, and restricted cash, beginning of year	736	21,253
Cash and cash equivalents, and restricted cash, end of year	$1,200	$2,783

RECONCILIATION OF CASH, CASH EQUIVALENT AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEET
Cash and cash equivalents	512	2,480
Restricted cash, included in Current assets	688	193
Restricted cash, included in Other assets, non-current		110
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,334	$517
Income taxes, net of refunds	$37	$12
Non-cash investing & financing activities
Issuance of common shares – for Conversion of Convertible Notes	1,296	14,326
Issuance of common shares – for conversion of Series A Preferred Shares	945	—
Issuance of common shares - for Settlement of Payroll Liabilities	182	—
Issuance of common shares - for Settlement of Account payables	151	—
Issuance of warrants - for Settlement of Account payables	69	—
Issuance of common shares – for purchasing Intangible Assets	50	—
Derecognition of Beneficial conversion features (BCF) - Adoption of ASU 2020-06	—	3,371
Purchase of vehicles with financing agreement	—	3,328
Issuance of common shares – Commitment shares and share based compensation for Convertible Notes issuance	—	695
Issuance of Warrants - in conjunction with Convertible Notes issuance	—	603
Prepaid expenses related to D&O insurance, included in Account payable	—	402

The accompanying notes are an integral part of these condensed consolidated financial statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

micromobility.com, Inc. (formerly known as Helbiz, Inc., and, together with its subsidiaries, “micromobility.com” or the “Company”) was incorporated in the state of Delaware in October 2015 with its headquarters in New York, New York. The Company is an intra-urban transportation company that seeks to help urban areas reduce their dependency on individually owned cars by offering affordable, accessible, and sustainable forms of personal transportation, specifically addressing first and last mile transport.

Founded on proprietary technology platforms, the Company’s core business is the offering of electric vehicles in the sharing environment. Through its Mobility App, the Company offers an intra-urban transportation solution that allows users to instantly rent electric vehicles. Additionally, the Company is operating two other business lines: (i) the acquisition and broadcasting of media content including live sport event, and (ii) food delivery services.

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

The Company’s Board of Directors also approved a change in name from “Helbiz, Inc.” to “micromobility.com, Inc.” (the “Company Name Change”).

On June 15, 2023 and June 28, 2023, the Company received communications from the main live content provider, LNPB (Lega Nazionale Professionisti Serie B), notifying the early termination of the agreements related to the commercialization   and broadcast of the Italian Serie B content.

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

2. Going Concern and Management’s Plans

The Company has experienced recurring operating losses and negative cash flows from operating activities since its inception. To date, these operating losses have been funded primarily from outside sources of invested capital. The Company had, and expects to continue to have, an ongoing need to raise additional cash from outside sources to fund its expansion plan and related operations. Successful transition to attaining profitable operations depends upon achieving a level of revenues adequate to support the Company’s cost structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

3. Summary of Significant Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP generally requires management to make estimates and assumptions that affect the reported amount of certain assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Specific accounts that require management estimates include determination of fair values of warrant and financial instruments, purchase price allocation for business combinations, useful lives of intangible assets, property and equipment and valuation allowance for deferred income taxes.

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

4. Revenue Recognition

The table below shows the revenues breakdown for the three and six months ended on June 30, 2023 and on June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Mobility Revenues (ASC 842)	$1,694	$2,716	$3,272	$4,293
Pay per ride	1,385	2,187	2,577	3,392
Mobility Subscriptions	249	360	584	648
Partnerships fees	59	169	110	$253
Media Revenues (ASC 606)	$1,521	$1,489	$3,608	$3,145
Commercialization of Media rights (B2B)	815	1,052	2,122	2,348
Advertising fees	102	156	197	206
Live subscriptions (B2C)	604	281	1,289	591
Other Revenues (ASC 606)	$280	$153	$534	$232
Total Revenues	$3,495	$4,358	$7,414	$7,670

The table below shows the Deferred revenues roll-forward from January 1, 2023 to June 30, 2023.

Deferred Income	January 1, 2023	FX Rate adj	Additions	Q1 2023 Revenue	March 31, 2023	FX Rate adj	Additions	Q2 2023 Revenue	June 30, 2023

Mobility	$1,775	2	407	(423)	1,761	1	558	(628)	1,692
Media	1,272	19	1,832	(2,086)	1,037	(4)	488	(1,521)	—
Total	$3,047	$21	$2,239	$(2,509)	$2,798	$(3)	$1,046	$(2,149)	$1,692

Deferred revenues related to prepaid customer wallets will be recorded as Mobility Revenues when riders take a ride.

As of June 30, 2023, Media Deferred Income was zero as a result of the early termination of the agreements entered into with LNPB for the commercialization of media rights.
11

5. Prepaid and other current assets

Prepaid and other current assets consist of the following:

	June 30,	December 31,
	2023	2022
Restricted cash	$688	$276
Prepaid media rights	48	2,366
Prepaid insurances	372	1,809
Security deposits for leasing vehicles	—	883
Prepaid expenses	1,315	1,083
Total prepaid and other current assets	$2,423	$6,417

6. Property, equipment and vehicle deposits, net

Property and equipment consist of the following:

	June 30,	December 31,
	2023	2022
Sharing electric vehicles	$15,075	$15,128
Of which under finance lease agreements	2,501	3,260
Furniture, fixtures, and equipment	1,629	1,411
Of which under finance lease agreements	177	177
Computers and software	1,050	1,045
Leasehold improvements	798	714
Total property and equipment, gross	18,552	18,298
Less: accumulated depreciation	(14,998)	(12,136)
Total property and equipment, net	$3,555	$6,162
Vehicle deposits	—	3,075
Total property, equipment and deposits, net	$3,555	$9,237

The following table summarizes the loss on disposal and depreciation expenses recorded in the condensed consolidated statement of operations for the three and six months ended on June 30, 2023, and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$4,338	$1,008	$5,688	$1,947
Of which write-off of vehicle deposits	3,021	—	3,021	—
Research & Development	15	—	29	$15
General & administrative	106	$109	214	$222
Total depreciation and loss on disposal expenses	$4,458	$1,117	$5,931	$2,184

 7. Impairment of assets

 During the three months ended June 30, 2023, the Company identified impairment indicators which indicate that the fair values of Mobility assets were below their carrying values. The decline in the Company’s market capitalization was the main impairment indicator. The Company completed a quantitative impairment test for the Mobility reporting unit, comparing the estimated fair value of the reporting unit to its carrying value, including goodwill and intangible assets. As a result, the Company impaired the net carrying value of Goodwill of $13,826 and Intangible assets of $2,619, which are included within Impairment of assets in the condensed consolidated statements of operations.

As part of the Company’s impairment analysis, the fair value of the reporting unit was determined using the income approach. The determination of the fair value of the Company’s reporting units requires management to make a number of estimates and assumptions, which include, but are not limited to: the projected future business and financial performance of the Company’s reporting unit; forecasts of revenue, operating income, depreciation, amortization, and capital expenditures; discount rates; terminal growth rates; and consideration of the impact of the current adverse macroeconomic environment. In detail, for the June 30, 2023 impairment testing, as compared to December 31, 2022 testing, the Company reduced the estimated future cash flows used in the impairment assessment, including revenues, margin, and capital expenditures to reflect the Company’s best estimates at this time. The updates to the estimated future cash flows each had a significant impact to the estimated fair value of the reporting unit. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates.

The table below shows the Impairment of assets composition for the three and six months ended June 30, 2023.

	Three months ended June 30,	Six months ended June 30,
	2023	2023
Goodwill	$13,826	$13,826
Intangible assets, net	2,618	2,618
Total Impairment of assets	$16,444	$16,444

8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2023	2022
Legal contingencies – refer to Note 11 Commitments and Contingencies	$2,591	$2,710
Payroll liabilities	3,248	2,693
Accrued expenses	2,115	2,369
Sales tax payables	440	1,113
Total accrued expenses and other current liabilities	$8,394	$8,885

Payroll liabilities and Accrued expenses presented in the table above are related to the normal course of business, while Sales tax payables and Legal contingencies are mainly related to liabilities arising from prior periods by Wheels Labs, Inc. (“Wheels”), an entity that we acquired in November 2022.
13

9. Current and Non-current financial liabilities, net

The Company's Financial liabilities consisted of the following:

	Weighted Average Interest Rate	Maturity Date	June 30, 2023	December 31, 2022
Convertible debts, net	9%	2023	5,649	14,372
Secured loan, net	13%	2023	14,544	14,224
Unsecured loans, net	8%	Various	10,586	10,935
Warrants liabilities	N/A	—	26	84
Other financial liabilities	N/A	Various	1,071	802
Total Financial Liabilities, net			31,877	40,418
Of which classified as Current Financial Liabilities, net			25,156	33,244
Of which classified as Non-Current Financial Liabilities, net			6,721	7,174

The table below shows the amounts recorded as Interest expense, net on the statements of operations for the three and six months ended on June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Convertible debts	$1,044	$811	$1,976	$2,194
Secured loan	599	516	1,139	973
Unsecured loans	217	185	441	325
Other interest (income) expenses	6	—	11	—
Total Interest expenses, net	$1,865	$1,512	$3,566	$3,492

As of June 30, 2023, the Company categorized as convertible debts the following instruments issued to YA II, Ltd. (the “Note Holder”): a) one convertible note issued in 2022 (“2022 Convertible debts”) under a Securities Purchase Agreement and b) a convertible promissory note issued on March 8, 2023 under a Standby Equity Purchase Agreement (“January 2023 SEPA”) dated January 24, 2023 (“2023 SEPA Convertible note”).
14

2022 Convertible debts

As a result of the below conversion and repayments, on June 30, 2023, the Company had $1,202 as outstanding principal and accumulated interests.

Repayments

During the six months ended June 30, 2023, the Company partially repaid in cash the 2022 Convertible Notes for a cumulative payment of $9,228 (of which $8,047 was principal, $294 was accumulated interest, and $887 was redemption premium interest).

Conversion into Class A Common Shares

During the six months ended June 30, 2023, the Company issued 103,689 Class A Common Shares in satisfaction of conversion requests of $1,296 in principal and interest.

2022 SEPA Convertible Note

On December 1, 2022, the Company issued a Convertible Promissory Note (“2022 SEPA Convertible Note”) to the Note Holder pursuant to the SEPA dated October 31, 2022. The 2022 SEPA Convertible Note had a principal amount of $5,000 with 10% issuance discount, as maturity date of January 31, 2023, a 0% annual interest rate and a 15% annual default interest rate. During the three months ended March 31, 2023, the Company completed the repayment initiated in 2022 by cash payments amounted to $4,210.

As a result of the mentioned re-payments on June 30, 2023, the Company has no outstanding principal or accumulated interest under the 2022 SEPA Convertible Note.

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

 The Company has the option to repay the 2023 SEPA Convertible Note through the following or a combination of the two:

-	repay in cash the 2023 SEPA Convertible Note on or before the Maturity date,

-	repay the 2023 SEPA Convertible Note by submitting one or a series of Advance Notices under the SEPA entered in January 2023, on or before the Maturity date. If any time during while the 2023 SEPA Convertible Note is outstanding, the Company delivers an Advance Notice under the January 2023 SEPA, at least one half of the proceeds of any such Advance Notice shall be used as an Advance Repayment or for the repayment of other amounts due from the Company to the Holder, unless waived by the Note Holder.

The Company has also the option to redeem the 2023 SEPA Convertible Note (“redemption option”), provided that the trading price of the Company’s Class A Common Shares is less than the fixed Conversion Price of $25.
15

10. Leases

Operating leases

During the six months ended June 30, 2023, the Company entered into a 5-years lease agreement for a store located at 500 Broome Street, New York, NY; the cumulative lease commitment for the 5-year term is $865. At inception, the Company recorded $674 as ROU assets and the operating lease liability, using an Internal Borrowing rate of 14%.

The table below presents the impact on the condensed consolidated statement of operations related to the operating leases for the three and six months ended June 30, 2023, including expenses related to lease agreements with an initial term of 12 months or less. Amounts presented for the three and six months ended June 30, 2022, have been recorded under ASC 840.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$395	$471	$781	$879
General and administrative	$261	$275	$556	$605
Total Operating lease expenses	$656	$746	$1,337	$1,484

Finance leases

The table below presents the impact on the condensed consolidated statement of operations related to the finance leases for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$429	$419	$976	$552
Research & Development	$15	$15	$29	$15
Total Operating expenses related to finance leases	$444	$434	$1,005	$567

Interest expenses	3	3	8	3
Gain (loss) on extinguishment of financial debts	431	—	431	—
Total Non - Operating expenses related to finance leases	434	3	439	3

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

 As of June 30, 2023 and December 31, 2022, the Company concluded that certain losses on litigations were probable and reasonable estimable; as a result, the Company recorded $2,591 and $2,710, respectively, as Accruals for legal contingencies, included in Other Current liabilities.

Wheels has been named in various lawsuits related to the use of Wheels’s vehicles in US cities and in certain matters involving California Labor Code violations and the classification of individuals as independent contractors rather than employees. The range of loss for the Wheels legal contingencies accrued is between $585 to $3,784 which represents the range between the amount already settled with the counterparts and the amount claimed deducting insurance coverage.

The Company is also involved in certain claims where the losses are not considered to be reasonably estimable or possible; for these claims the range of potential loss is between 0 to $200.
17

12. Standby Equity Purchase Agreements

During the six months ended June 30, 2023, the Company entered into two Standby Equity Purchase Agreements (“2023 SEPAs”) with an investor. The 2023 SEPAs terms and conditions represent: i) at inception - a purchased put option on the Company’s Class A common shares and, ii) upon delivery of an Advance Notice - a forward contract on the Company’s Class A common shares. Neither the purchased put option nor the forward contract qualify for equity classification.

As a result of the above classification of the 2023 SEPAs, at inception the Company expensed as SEPA’s transactions costs the legal and commitment fees that exceeded the fair value of the purchased put options. The settlement of forward contracts initiated by the Company were recorded as other SEPA financial income (expense), net.

The table below presents the impact on the condensed consolidated statement of operations related to the 2023 SEPAs for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
SEPAs transaction costs	$—	$—	$(1,611)	$—
Other SEPA financial income (expenses), net	$(495)	$—	$(1,092)	$—
Total SEPA financial income (expenses), net	$(495)	$—	$(2,703)	$—

January 2023 SEPA

On January 24, 2023, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville up to $20,000 of its shares of Class A Common Stock at any time during the 24 months. To request a purchase, the Company would submit an Advance Notice to YA II PN, Ltd. specifying the number of shares it intends to sell.

At inception the Company recorded as SEPA transaction costs $592 for Commitment fees and legal fees.

During the six months ended June 30, 2023, the Company delivered multiple Advance Notices for the sale of 35,661,584 Class A Common Shares, resulting in cumulative gross proceeds of $19,628.  As   a result, on June 30, 2023 only $372 remained available under the January 2023 SEPA.

March 2023 SEPA

On March 8, 2023, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville up to $50,000 of its shares of Class A Common Stock at any time during the 24 months. To request a purchase, the Company would submit an Advance Notice to YA II PN, Ltd. specifying the number of shares it intends to sell. The Advance Notice would state that the shares would be purchased at either:

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

At inception the Company did not identify any day one impact for the SEPA agreement except for $750 as Commitment fees to be paid to YA II PN, Ltd and legal fees amounted to $269. The mentioned legal and Commitment fees have been recorded as SEPA transaction costs.

During the six months ended June 30, 2023, the Company delivered multiple Advance Notices for the sale of 8,400,000 Class A Common Shares, resulting in cumulative gross proceeds of $906.

13. Share based compensation expenses

Stock-based compensation expense is allocated based on (i) the cost center to which the award holder belongs, for employees, and (ii) the service rendered to the Company, for third-party consultants. The following table summarizes total stock-based compensation expense by account for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	1	2	3	12
Research and development	(7)	34	25	98
Sales and marketing	(1)	161	25	343
SEPA financial expenses	—	—	186	—
General and administrative	139	804	410	1,799
Total Share based compensation expenses, net	133	1,001	649	2,252
Of which related to shares not issued for services rendered during the period, accrued as Account payables	34	224	34	304

2023 Omnibus Incentive Plan

The Company adopted the 2023 Omnibus Incentive Plan (the “2023 Plan”) under which the Company may issue equity incentives to selected employees, officers, and director of the Company. The 2023 Plan permits the grant of Incentive Stock Options, Non-statutory Stock Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Performance Units and Performance Shares.

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

Upon original approval, the Company reserved 1,200,000 shares of the Company’s Class A common stock for issuance under the 2023 Plan, no equity incentives have been issued as of June 30, 2023, under the 2023 Plan.

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
2020 Equity Incentive Plan	145,311	147,097	145,311	147,097
Public Warrants	168,728	154,728	168,728	154,728
Convertible Notes *	276,228	864,397	276,228	864,397
Convertible Notes Warrants	40,000	30,000	40,000	30,000
GRNV Sponsor Private Warrants	28,000	42,000	28,000	42,000
Class B Common Shares - Held in escrow for indemnification purpose	—	32,000	—	32,000
2020 CEO Performance Award	12,000	12,000	12,000	12,000
2021 Omnibus Plan	4,125	7,375	4,125	7,375
Common Stocks to be issued outside equity incentive Plans	299,013	3,112	299,013	3,112
Warrants issued to Bod members	159,324	—	159,324	—
Total number of Common Shares not included in the EPS Basic and diluted	1,132,729	1,292,709	1,132,729	1,292,709

*	The number of Common Shares presented is based on the principal plus accumulated interests outstanding as of 6.30.2023 divided by the related Floor Prices.

15. Segment and geographic information

The following table provides information about our segments and a reconciliation of the total segment Revenue and Cost of revenue to loss from operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Mobility	1,694	2,716	3,272	4,293
Media	1,521	1,489	3,608	3,145
All Other	280	153	534	232
Total Revenue	$3,495	$4,358	$7,414	$7,670

Cost of revenue
Mobility	(7,220)	(5,019)	(11,817)	(9,657)
Media	(4,296)	(4,675)	(9,906)	(10,950)
All Other	(1,006)	(574)	(1,855)	(999)
Total Cost of revenue	$(12,522)	$(10,267)	$(23,579)	$(21,606)

Reconciling Items:
Impairment of Assets	(16,444)	—	(16,444)	—
General and administrative	(5,239)	(6,436)	(11,471)	(13,115)
Sales and marketing	(925)	(3,415)	(2,164)	(6,013)
Research and development	(766)	(638)	(1,610)	(1,382)
Loss from operations	$(32,402)	$(16,398)	$(47,864)	$(34,447)

 Revenue by geography is based on where a trip was completed, or media content occurred. The following table set forth revenue by geographic area for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Italy	2,749	3,709	5,897	6,661
United States	746	649	1,517	1,009
Total Revenue	$3,495	$4,358	$7,414	$7,670

Long-lived assets, net includes property and equipment, intangible assets, goodwill, and other assets. The following table sets forth long-lived assets, net by geographic area as of June 30, 2023 and December 31, 2022.

	June 30,	December 31,
Non-Current Assets	2023	2022
Italy	$2,010	$5,575
United States	4,092	23,669
All other countries	542	665
Total Non-Current Assets	$6,644	$29,909

16. Related Party Transactions

CEO conversion of deferred salaries

During the six months ended June 30, 2023, our majority shareholder and CEO converted a portion of his deferred salaries, totaling $78, into 13,000 Class A Common Shares, with no gain or loss recorded.

Board member conversion of deferred salaries

During the six months ended June 30, 2023, two independent board members converted a portion of their deferred salaries, totaling $69, into 159,324 Warrants to purchase Class A Common Shares with a strike price of $1.16 and 5-years from issuance as expiration date. The conversion did not generate any gain or loss.

During the six months ended June 30, 2023, one independent board members who served as consultant before joining the Board converted portion of his previous invoices, totaling $90, into 59,524 Class A Common Shares, generating a gain for the Company amounted to $25 recorded as Sales and Marketing.

CEO Purchase of Series B Preferred Stock

On March 13, 2023, the Company issued 3,000 Series B Preferred Stock to the Company’s CEO for an aggregate purchase price of $0.5. Series B had no voting rights, except that each share of Series B was entitled to 80,000 votes at a shareholder meeting on whether to enact a reverse stock split. Holder of Company’s Series B was required to vote any proposal for a reverse stock split on a “mirrored” basis. This meant that the Series B holder was required to cast their votes “For” and “Against” each such proposal in the same proportions as the holders of Company’s Class A Common shares eligible and voting at the Special Meeting cast their votes, in the aggregate. On March 30, 2023, the Company’s Series B Preferred Stock have been redeemed following the stockholder meeting for $0.01 per share. As of March 31, 2023, there were 0 shares of Series B Preferred Stock issued and outstanding.

Related party shipping

During the three months ended June 30, 2023, the Company recorded as Cost of Revenues $56 for shipping services provided by a related party. In detail, the service provider is a Company whose CEO is a parent of the CEO of micromobility.com.

17. Subsequent Events

Nasdaq delisting letter

On August 4, 2023, the Company received a Staff Delisting Determination letter from the Nasdaq Listing Qualifications Department, advising the Company that as of August 4, 2023, the Company’s class A common stock had a closing bid price of $0.10 or less for at least ten consecutive trading days and is subject to Nasdaq Listing Rule 5810(c)(3)(A)(iii). The Company filed an appeal on August 11, 2023 with The Nasdaq Capital Market and has been given a hearing date for October 12, 2023. Until that date, the Company’s public status will remain unchanged.

2023 SEPA and Convertible debts repayment

From July 1, 2023, to date, the Company delivered Advance Notices under the March 2023 SEPA, for the sale of 81,400,000 Class A Common Shares, resulting in cumulative gross proceeds of $7,530 of which $2,684 was used for repaying Convertible debts.

Conversion of Class B Common shares

On August 12, 2023, the 284,518 shares of Class B common stock automatically converted into 284,518 shares of Class A common stock. On August 12, 2021, the Company issued the Class B Common Shares with the clause of an automatic conversion into Class A Common Shares on the second anniversary of the issuance (August 12, 2023).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes. Some of the information contained in this discussion and analysis or set forth elsewhere, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Special Note Regarding Forward-Looking Statements” and “Riskl Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following discussion refers to the financial results of micromobility.com, Inc. for the six months ended June 30, 2023, and 2022. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refer to micromobility.com, Inc. and our affiliates. Except for per share data and as otherwise indicated, all dollar amounts set out herein are in thousands.

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

On June 15, 2023 and June 28, 2023, the Company received communications from the main live content provider, LNPB (Lega Nazionale Professionisti Serie B), notifying the early termination of the agreements related to the commercialization and broadcast of the Italian Serie B content.

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the Three and Six Months June 30, 2023 and 2022

The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2023, and for the three and six months ended June 30, 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$3,495	$4,358	$7,414	$7,670
Operating expenses:
Cost of revenue	12,522	10,267	23,589	21,606
General and administrative	5,239	6,436	11,471	13,115
Sales and marketing	925	3,415	2,164	6,013
Research and development	766	638	1,610	1,382
Impairment of assets	16,444	—	16,444	—
Total operating expenses	35,897	20,756	55,278	42,116

Loss from operations	(32,402)	(16,398)	(47,864)	(34,447)
Total non-operating income (expenses), net	(1,783)	(3,335)	(5,871)	(4,679)
Income Taxes	(34)	(7)	(37)	(12)
Net loss	$(34,219)	$(19,740)	$(53,773)	$(39,137)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue (1)	358%	236%	318%	282%
General and administrative (1)	150%	148%	155%	171%
Sales and marketing (1)	26%	78%	29%	78%
Research and development (1)	22%	15%	22%	18%
Impairment of assets	471%	—	222%	—
Total operating expenses	1,027%	476%	746%	549%

Loss from operations	(927)%	(376)%	(646)%	(449)%
Total non-operating income (expenses), net	(51)%	(77)%	(79)%	(61)%
Income Taxes	(1)%	(0)%	(0)%	(0)%
Net loss	$(979)%	$(453)%	$(725)%	$(510)%

(1)	Includes stock-based compensation for employees and services received, as follows

Stock-based Compensation	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	1	2	3	12
Research and development	(7)	34	25	98
Sales and marketing	(1)	161	25	343
Non-operating (income) expenses, net	—	—	186	—
General and administrative	139	804	410	1,799
Total Share based compensation expenses, net	133	1,001	649	2,252

 Net Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Mobility Revenues	$1,694	$2,716	(38)%	$3,272	$4,293	(24)%
Pay per ride	1,385	2,187	(37)%	2,577	3,392	(24)%
Mobility Subscriptions	249	360	(31)%	584	648	(10)%
Partnerships fees	59	169	(65)%	110	$253	(57)%
Media Revenues	$1,521	$1,489	2%	$3,608	$3,145	15%
Commercialization of Media rights (B2B)	815	1,052	(23)%	2,122	2,348	(10)%
Advertising fees	102	156	(35)%	197	206	(4)%
Live subscriptions (B2C)	604	281	115%	1,289	591	118%
Other Revenues	$280	$153	83%	$534	$232	130%
Total Revenues	$3,495	$4,358	(20)%	$7,414	$7,670	(3)%

Total revenue decreased by $863, or 20%, for the three months ended June 30, 2023, compared with the three months ended June 30, 2023, and decreased by $256, or 3% for the six months ended June 30, 2023, compared with the three months ended June 30, 2022. This decrease was primarily due to the decrease of mobility revenues.

Mobility revenues

Mobility revenues decreased by $1,021, or 24%, in the six months ended June 30, 2023 compared with six months ended June 30, 2022 and decreased by $1,022, or 38%, from 2,716 for the three months ended June 30, 2022, to $1,694 for the three months ended June 30, 2023. As shown in the paragraph Mobility - Key Financial Measures and Indicators, Trips and QAPUs decreased in the mobility business in the periods analyzed. The decreases are explained by the Company’s strategy to decrease the operating cash used by the micro-mobility business in order to achieve the goal of becoming cash positive which resulted in closing some of the operating markets.

Media revenues

Media revenues increased by $463, or 15%, in the six months ended June 30, 2023 compared with six months ended June 30, 2022 and increased by $32, or 2%, from $1,489 for the three months ended June 30, 2022, to $1,521 for the three months ended June 30, 2023. The increases for the three and six months can be mainly explained by the increase in Live subscribers which drove the increase in Live subscription revenues.

 On June 15, 2023 and June 28, 2023, the Company received communications from the main live content provider, LNPB (Lega Nazionale Professionisti Serie B), notifying the early termination of the agreements related to the commercialize and broadcast of the Italian Serie B content. As a result, the Company foresees a decrease of Media revenues in the next periods, considering that Commercialization of Media rights (B2B) was related to one of the LNPB agreements.

Cost of Revenues

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Mobility - Cost of revenues	$7,220	$5,019	44%	$11,827	$9,657	22%
Of which Amortization, Depreciation and write-off	4,610	1,257	267%	6,190	2,428	155%
Media - Cost of revenues	4,296	4,675	(8)%	9,906	10,950	(10)%
Of which content licensing	3,198	3,473	(8)%	7,449	7,983	(7)%
Other - Cost of revenues	1,006	574	75%	1,855	999	86%
Total - Cost of revenues	12,522	10,268	22%	23,589	21,606	9%

Cost of Revenue increased by $2,254 or 22% and by 1,983, or 9% in the three and six months ended June 30, 2023 compared with three and six months ended June 30, 2022. The increases are mainly explained by the vehicle deposit write-offs of $3,021 recorded in the three months ended June 30, 2023.

Mobility Cost of revenues

As explained above, the Mobility Cost of Revenues for the three and six months ended June 30, 2023 are highly impacted by the vehicle deposit write-offs. Removing the write-offs of $3,021 would result in a $831 or 17% and $862 or 9%, decreases of the Mobility Cost of revenues for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022.

The Mobility Cost of revenues decreases resulted from the removal of the non-recurring write-off are explained by the Company’s strategy to decrease the operating cash used by the micro-mobility business in order to achieve the goal of becoming cash positive which resulted in closing some of the operating markets.

Media Cost of revenues

Cost of Revenues related to Media decreased by $379, or 8%, and by $1,044, or 10%, in the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, respectively. The decrease was mainly driven by the decrease in media content acquired during the period, in line with the Company’s strategy to decrease the operating cash used by the media business. Additionally, following the early termination of the LNPB agreements the Company foresees a significant decrease of Media Cost of revenues in the next periods; considering that during three and six months ended June 30, 2023, LNPB expenses recorded as Media Cost of revenues amounted to $3,307 and $7,358, respectively.

Sales and marketing

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Sales and marketing	$925	$3,415	(73)%	$2,164	$6,013	(64)%

Sales and marketing expenses decreased by $2,490 or 73%, and by $3,849 or 64% in the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, respectively.

The decreases are explained by the Company’s strategy to decrease the Company’s operating cash burn.

Research and Development

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Research and development	$766	$638	20%	$1,610	$1,382	16%

Research and Development expenses increased by $128 or 20%, and by $228 or 16% in the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, respectively. Such increase is mainly driven by the Wheels IT engineering team.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
General and administrative	$5,239	$6,436	(19)%	$11,471	$13,115	(13)%
Of which Stock-based Compensation	139	804	(83)%	410	1,799	(77)%

General and Administrative expenses decreased by $1,197 or 19%, and by $1,644 or 13% in the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, respectively.

One of the main drivers of such decreases are the reduction of stock- based compensation by $665 or 83% and $1,389 or 77% in the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, respectively.

Impairment of Assets

During the three months ended June 30, 2023, the Company identified impairment indicators which indicate that the fair values of Mobility assets were below their carrying values. The decline in the Company’s market capitalization was the main impairment indicator. The Company completed a quantitative impairment test for the Mobility reporting unit, comparing the estimated fair value of the reporting unit to its carrying value, including goodwill and intangible assets. As a result, the Company impaired the net carrying value of Goodwill of $13,826 and Intangible assets of $2,619, which are included within Impairment of assets in the condensed consolidated statements of operations.

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

The table below shows the Impairment of assets composition for the three and six months ended June 30, 2023.

	Three months ended June 30,	Six months ended June 30,
	2023	2023
Goodwill	$13,826	$13,826
Intangible assets, net	2,618	2,618
Total Impairment of assets	$16,444	$16,444

Total non-operating income (expense), net

	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change

Interest expense, net	$(1,865)	$(1,512)	23%	$(3,566)	$(3,492)	2%
Change in fair value of warrant liabilities	24	441	(95)%	58	1,386	(96)%
Gain (loss) on extinguishment of financial debts	431	(2,065)	(121)%	431	(2,065)	(121)%
SEPA financial income (expenses), net	(495)	—	—	(2,703)	—	—
Other income (expenses), net	122	(199)	(161)%	(90)	(507)	(82)%
Total non-operating income (expenses), net	$(1,783)	$(3,334)	(47)%	$(5,871)	$(4,679)	25%

Non-operating income (expense), net decreased by 47% or $1,552 comparing the three months ended June 30, 2023 with the three months ended June 30, 2022; and increased by 25% or $1,192 comparing the six months ended June 30, 2023 with the six months ended June 30, 2022.

Interest expenses, net

Interest expenses increased by $353, or 23%, from $1,1512 for the three months ended June 30, 2022, to $1,865 for the three months ended June 30, 2023, and by $74, or 2%, from $3,492 for the six months ended June 30, 2022, to $3,566 for the six months ended June 30, 2023. Such increase is mainly driven by the 10% redemption premium interest, partially compensated by the decrease of the financial debts.

Gain (loss) on extinguishment of financial debts

Loss on extinguishment of debt amounted to $2,065 for the three and six months ended June 30, 2022 while a gain of $431 was recorded for the three and six months ended June 30, 2023. The 2023 gain is composed by two different transactions with E-scooters lessors:

a)	a gain of $637 was for a waiver received from the lessor of 2,950 E-scooters. In detail, the Company and the financial institution agreed to waive all the overdue invoices by paying only the bargain purchase option;
b)	a loss of $206 mainly for penalties related to the early termination of a finance lease agreement. In detail, the Company acquired the 800 E-scooters under finance lease, prior to the expiration date of the lease pursuant to a Termination Agreement.

The loss recorded in 2022 is related to the 2021 Convertible debt amendment which has been considered as an extinguishment of the original 2021 Convertible Notes.

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

QAPUs
99,427
89,317
188907
104968
Q1 2022
Q1 2023
Q2 2022
Q2 2023

Trips.    We define Trips as the number of completed rides in a given period. To further clarify, a single-use ride is recognized as a unique “Trip” upon completion of each ride. We believe that Trips is a useful metric to measure the scale and usage of our platform.

Trips
715,900
580,052
1,223,666
458,456
Q1 2022
Q1 2023
Q2 2022
Q2 2023

Active Markets.    We track the number of active markets (cities) that we operate in.

Italy

We are a substantial operator in Italy in the micro-mobility environment, based on number of licenses awarded, and number of vehicles authorized. During the six months ended June 30, 2023, we provided sharing electric mobility services in the following cities: Rome, Milan, Turin, Naples, Parma, Palermo, Pisa, Modena, Ravenna, Bari, Fiumicino, San Benedetto del Tronto, Grottammare, Cesena and Catania;

United States of America

During the six months ended June 30, 2023, we provided sharing electric mobility services in the following cities: Los Angeles, (California), Sacramento, (California), Santa Monica (California), Austin (Texas), Honolulu (Hawaii), Orlando (Florida), Miami Lakes (Florida), Miami Dade (Florida), University of Massachusetts (Massachusetts), Bowling Green (Kentucky) and St. John University (New York).

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

As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents of $512, excluding restricted cash of $688 (included in prepaid and other current assets) and SEPA agreement entered during the six months ended June 30, 2023.

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

Cash Flows

The following table summarizes our cash flows activities:

	June 30, 2023	June 30, 2022

Net cash used in operating activities	$(21,836)	$(23,206)
Net cash used in investing activities	(514)	(4,703)
Net cash provided (used) by financing activities	22,006	(9,133)
Effect of exchange rate changes	809	306
Net (decrease) increase in cash, cash equivalents and restricted cash	$464	$(18,470)

 Operating Activities

During the six months ended June 30, 2023, operating activities used $21,836 of cash, resulting from our net loss of $53,773, partially offset by net changes in operating assets and liabilities for $6,677 and non-cash expenses for $25,261.

Net changes in operating assets and liabilities consisted primarily in the decrease in prepaid assets for $4,737, increase in accounts payable for $2,744, decrease in accounts receivable of $748, and decrease in Other Assets of $49, partially offset by the decrease in accrued expenses and other current liabilities of $1,598 and decrease in other non-current liabilities of $4.

Non-cash expenses are mainly related to: (i) Impairment and loss on disposal of Assets for $20,006, (ii) depreciation and amortization, of assets for $3,561, (iii) non-cash interest expenses for $1,186, (iv) amortization of ROU Assets for $889, and (v) Share based compensation for $615, partially offset by (v) changes in fair value of financial instruments for $59 and (vi) Gain/Loss on extinguishment of debts for $431.

Investing Activities

During the six months ended June 30, 2023, investing activities used $514 of cash. The Company invested $279 in purchase of property, equipment and deposits, and $235 in purchase of intangible assets.

Financing Activities

During the six months ended June 30, 2023, financing activities provided $22,006 of cash, mostly proceeds from the issuance of common stock for $31,732 under SEPA agreements, and financial liabilities for $4,642, partially offset by the repayment of financial liabilities for $14,368.

Indebtedness

The following table summarizes our indebtedness as of June 30, 2023:

	Weighted Average Interest Rate	Maturity Date	June 30, 2023
Convertible debts, net	9%	2023	5,649
Secured loan, net	13%	2023	14,544
Unsecured loans, net	8%	Various	10,586
Warrants liabilities	N/A	—	26
Other financial liabilities	N/A	Various	1,071
Total Financial Liabilities, net			31,877
Of which classified as Current Financial Liabilities, net			25,156
Of which classified as Non-Current Financial Liabilities, net			6,721

As of June 30, 2023, the Company categorized as convertible debts the following instruments issued to YA II, Ltd. (the “Note Holder”): a) one convertible note issued in 2022 (“2022 Convertible debts”) under a Securities Purchase Agreement and b) a convertible promissory note issued on March 8, 2023 under a Standby Equity Purchase Agreement (“January 2023 SEPA”) dated January 24, 2023 (“2023 SEPA Convertible note”).

2022 Convertible debts

As a result of the below conversion and repayments, on June 30, 2023, the Company had $1,202 as outstanding principal and accumulated interests.

Repayments

During the six months ended June 30, 2023, the Company partially repaid in cash the 2022 Convertible Notes for a cumulative payment of $9,228 (of which $8,047 was principal, $294 was accumulated interest, and $887 was redemption premium interest).

Conversion into Class A Common Shares

During the six months ended June 30, 2023, the Company issued 103,689 Class A Common Shares in satisfaction of conversion requests of $1,296 in principal and interest.

2022 SEPA Convertible Note

On December 1, 2022, the Company issued a Convertible Promissory Note (“2022 SEPA Convertible Note”) to the Note Holder pursuant to the SEPA dated October 31, 2022. The 2022 SEPA Convertible Note had a principal amount of $5,000 with 10% issuance discount, as maturity date of January 31, 2023, a 0% annual interest rate and a 15% annual default interest rate. During the three months ended March 31, 2023, the Company completed the repayment initiated in 2022 by cash payments amounted to $4,210.

As a result of the mentioned re-payments on June 30, 2023, the Company has no outstanding principal or accumulated interest under the 2022 SEPA Convertible Note.

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

The Company has the option to repay the 2023 SEPA Convertible Note through the following or a combination of the two:

-	repay in cash the 2023 SEPA Convertible Note on or before the Maturity date,

-	repay the 2023 SEPA Convertible Note by submitting one or a series of Advance Notices under the SEPA entered in January 2023, on or before the Maturity date. If any time during while the 2023 SEPA Convertible Note is outstanding, the Company delivers an Advance Notice under the January 2023 SEPA, at least one half of the proceeds of any such Advance Notice shall be used as an Advance Repayment or for the repayment of other amounts due from the Company to the Holder, unless waived by the Note Holder.

The Company has also the option to redeem the 2023 SEPA Convertible Note (“redemption option”), provided that the trading price of the Company’s Class A Common Shares is less than the fixed Conversion Price of $25.

Leases liabilities

We entered into various non-cancellable operating and finance lease agreements for office facilities, permit and brand licensing, e-scooter leases, corporate vehicles’ licensing, and corporate housing with lease periods expiring through 2028. These agreements require the payment of certain operating expenses, such as non-refundable taxes, repairs and insurance and contain renewal and escalation clauses. The terms of the leases provide for payments on a monthly basis and sometimes on a graduated scale.

During the three months ended June 30, 2023, the Company entered into an agreement with the financial institution who leased the 2,950 E-scooters. Based on the agreement, the Parties agreed to waive all the overdue invoices by paying only the bargain purchase option. The Company recorded a gain of $637 for the waiver.

During the three months ended June 30, 2023, the Company terminated one finance lease agreement and acquired the 800 E-scooters prior to the expiration date of the lease pursuant to a Termination Agreement. The Company recorded a loss amounted to $206 for penalties related to the early termination and late payments.

Future annual minimum lease payments as of June 30, 2023, are as follows:

	Leases
Year ending December 31,	Operating	Finance
2023	$822	$413
2024	479	60
2025	340	15
Thereafter	403	—
Total minimum lease payments	$2,044	$488
Less: Amounts representing interest not yet incurred		(8)
Present value of finance lease obligations		480
Less: Current portion		436
Long-term portion of finance lease obligations		44

Securities outstanding as of June 30, 2023

As of June 30, 2023, we had the following outstanding securities:

June 30, 2023
Class A Common Shares	49,041,609
Class B Common Shares	284,518
Total Common Shares outstanding	49,326,127

Public Warrants	196,728
Convertible Note Warrants	40,000
Board of Directors Warrants	159,324
2020 Equity Incentive Plan (Stock Options)	145,311
2020 CEO Performance (Stock Options)	12,000
2021 Omnibus Plan (Stock Options)	4,125
Total Warrants and Stock Options outstanding	557,488

Common Shares

As of June 30, 2023, the Company’s charter authorized the issuance of up to 285,774,102 shares of Class A common stock, $0.00001 par value per share, 14,225,898 of Class B common shares of common stock at $0.00001 par value per share, and 100,000,000 shares of preferred stock at $0.00001 par value per share.

Media rights – Purchase Commitments

During 2021, the Company entered into a new business line: the acquisition, commercialization and distribution of contents including live sport events to media partners and final viewers. In order to commercialize and broadcast media contents, the Company entered into non-cancellable Content licensing and Service agreements with multiple partners such as LNPB, ESPN and MLB.

On June 15, 2023 and June 28, 2023, the Company received communications from LNPB, the main live content provider, notifying the early termination of the agreements related to the commercialization and broadcast of the LNPB contents. The communications also requested the immediate payment of the invoices overdue amounting to $11,269 . The Company continues to have dialogue with respect to a payment plan with the LNPB.

Considering the early termination of the LNPB agreements, future annual minimum payments related to Media rights’ agreements as of June 30, 2023, are as follows.

Amount
Year ending December 31:
2023 – Of which $11,269 related to LNPB invoices	$11,411
2024	77
Total	$11,488

Related Party Transactions

CEO conversion of deferred salaries

During the six months ended June 30, 2023, our majority shareholder and CEO converted a portion of his deferred salaries, totaling $78, into 13,000 Class A Common Shares.

Board member conversion of deferred salaries

During the six months ended June 30, 2023, two independent board members converted a portion of their deferred salaries, totaling $69, into 159,324 Warrants to purchase Class A Common Shares with a strike price of $1.16 and 5-years from issuance as expiration date.

During the six months ended June 30, 2023, one independent board members who served as consultant before joining the Board converted portion of his previous invoices, totaling $90, into 59,524 Class A Common Shares, generating a gain for the Company amounted to $25.

CEO Purchase of Series B Preferred Stock

On March 13, 2023, the Company issued 3,000 Series B Preferred Stock to the Company’s CEO for an aggregate purchase price of $0.5. Series B had no voting rights, except that each share of Series B was entitled to 80,000 votes at a shareholder meeting on whether to enact a reverse stock split. Holder of Company’s Series B was required to vote any proposal for a reverse stock split on a “mirrored” basis. This meant that the Series B holder was required to cast their votes “For” and “Against” each such proposal in the same proportions as the holders of Company’s Class A Common shares eligible and voting at the Special Meeting cast their votes, in the aggregate. On March 30, 2023, the Company’s Series B Preferred Stock have been redeemed following the stockholder meeting for $0.01 per share. As of March 31, 2023, there were 0 shares of Series B Preferred Stock issued and outstanding.

Related party shipping

During the three months ended June 30, 2023, the Company recorded as Cost of Revenues $56 for shipping services provided by a related party. In detail, the service provider is a Company whose CEO is a parent of the CEO of micromobility.com.

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

 Our significant accounting policies are described in greater detail in Note 3, “Summary of Significant Accounting Policies and Use of Estimates” to our consolidated financial statements as of December 31, 2022 and in Note 3, “Summary of Significant Accounting Policies and Use of Estimates” to our condensed consolidated financial statements as of June 30, 2023. We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on such evaluation, due to a material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business, and we may continue to be involved in such legal proceedings. Currently, there are several product liability claims against us none of which, other than as discussed below, is material by itself. If several of these claims were to be decided against our interest or if our product liability insurance were not to cover several of these claims, we might need to divert resources from our operations to pay for such claims, and our results of operations would be correspondingly affected.

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

Our subsidiary, Wheels, has been named in various lawsuits related to the use of Wheels’s vehicles in U.S. cities and in certain matters involving California Labor Code violations and the classification of individuals as independent contractors rather than employees. We have estimated the range of loss for the Wheels legal contingencies accrued as between $585,000 to $3.8 million which represents the range between the amount already settled with the counterparts and the amount claimed deducting insurance coverage.

As of June 30, 2023, we concluded that certain losses on litigations were probable and reasonable estimable. As a result, we recorded an aggregate of approximately $2,591,000 in our unaudited interim financial statement for the period ended June 30, 2023 as “Accruals” for legal contingencies.

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

We have hyper-diluted our shareholders’ ownership position, and we may continue to do so.

We operate at a loss and have needed to raise capital to continue to fund operations. Many of these capital raises have been in the form of equity offerings, including hybrid offerings such as debt that is convertible into shares of our common stock. Each such equity raise diluted the economic ownership and voting power of our shareholders of Class A Common Stock prior to such raise. In the aggregate these equity raises were the primary reason that:

•	the total outstanding shares of our class A common stock increased from approximately 325,800 at December 31, 2021 to 130,726,127 at August 14, 2023;
•	in the three months ended June 30, 2023, the total outstanding shares of our class A common stock increased from 5,624,297 to 49,041,609; and
•	since the end of our most recent fiscal quarter on June 30 to the date hereof, the number of our outstanding shares of Class A common stock has increased 167% from 49,041,609 to 130,726,127

We expect that we will need to obtain additional equity financing to fund our operations. Such financings may be on terms that continue to result in significant dilution to shareholders, in per share value and/or voting power, or that result in shareholders losing all of their investment in the Company. Such financings may be at prices substantially below our per share price or our per share net tangible book value.

The market price of shares of our Class A Common Stock has dropped dramatically and may continue to do so.

The market value of a share of our Class A Common Stock has dropped dramatically. By way of example:

•	When we conducted our business combination and ceased to be a Special Purpose Acquisition Corporation in August 2021, each share of Class Common Stock had a value of approximately $500 per share. As of August 11, 2023, the closing price for a share of our Class A Common Stock was approximately $0.071 per share; and
•	The closing price of a share of our Class A Common Stock on June 30, 2022 was $32.50 and fell to $0.113 by June 30, 2023.

This dramatic decrease in in the per share price of our common stock is due to multiple factors including the hyper dilution of our Class A Common Stock, our inability to increase our revenues as anticipated or to operate at a profit, our inability to execute our business plan as envisioned and a negative market perception of the operation and viability of our enterprise. If the per share price of our Class A Common Stock further deteriorates, the value of any investment you have made, or may make, in our Company will correspondingly decline.

We have few shareholders with significant ownership positions, and it could become difficult to find a sufficient number of shareholders to obtain approval for actions requiring shareholder approval or to obtain a quorum to hold shareholder meetings.

As of August 14, 2023, no shareholder individually, or to our knowledge in a group, owns more than 2% of our common stock (excluding warrants and convertible securities for which the exercise price or conversion price exceeds our current market price). As a result, we will need to conduct an extensive proxy campaign to ensure that we receive more than 50% of the votes of the common stock for any matter requiring more than 50% of the vote of the common stock, and such a campaign may not be successful. For those matters that only require a majority of the votes attending a shareholder meeting, we may have difficulty obtaining a quorum. Our bylaws and Delaware law require a quorum of 33.33% to conduct a shareholder meeting. Because of our diverse and retail-centered shareholder base, we may only be able to obtain a quorum after an extensive and expensive proxy campaign, if we can obtain a quorum at all. Our ability to obtain a quorum could be adversely affected by any additional issuances of common stock as a part of equity capital raises.

.

If we are unable to obtain a quorum, we may be unable to take necessary corporate actions without creating additional classes of preferred stock with preferred voting power. Any such issuance of preferred stock with preferred voting power would decrease the ability of our common stockholders to control management and, in most instances, would violate Nasdaq’s continued listing standards and would lead to the delisting of our Class A common shares from the Nasdaq Capital Market.

We have received multiple letters from Nasdaq stating that we are not in compliance with their continued listing requirements, and we might not be able to regain compliance or may cease to be in compliance with additional listing requirements. If as a result of the non-compliance Nasdaq delists our Class A Common Stock, the liquidity and market price of our Class A Common Stock could decline or cease to exist.

Our Class A Common Stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy certain continued listing requirements. If we are deficient in maintaining the necessary listing requirements, our common stock may be delisted.

We have received multiple letters from Nasdaq indicating that we are not in compliance with their continued listing requirements, including:

•

On August 4, 2023, we received a Staff Delisting Determination letter from the Nasdaq Listing Qualifications Department (the "Staff") of the Nasdaq Stock Market LLC ("Nasdaq"), advising us that as of August 4, 2023, our class A common stock had a closing bid price of $0.10 or less for at least ten consecutive trading days and is subject to Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the "Low Price Stocks Rule"). Accordingly, unless we request an appeal of this Staff Delisting Determination, the Staff has advised us that our class A common stock will be scheduled for delisting from The Nasdaq Capital Market on August 15, 2023, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the "SEC"), which will remove our class A common stock from listing and registration on Nasdaq.

•	On June 15, 2023, we received a letter from the Staff indicating we were not in compliance with the continued listing requirement that we maintain a minimum bid price of $1.00 per share. We have 180 days from receipt of such notice (until December 12, 2023) to remedy such non-compliance. To regain compliance, the Company must maintain a closing bid price of $1.00 or more for ten consecutive business days. In the event we do not regain compliance within the 180-day period, our Class A Common Stock and publicly traded warrants may be subject to delisting.

•	On May 2, 2023 we received a letter from Nasdaq indicating we were not in compliance with their continued listing requirement that we maintain a market value for our shares of Class A Common Stock together with our publicly traded warrants in excess of $35 million. We have 180 days from receipt of such notice (until October 30, 2023) to remedy such non-compliance, unless such period is extended at Nasdaq’s discretion. To regain compliance, our Class A Common Stock together with our publicly traded warrants must be valued at over $35 million or more for ten consecutive business days.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered equity securities that we have not previously disclosed in filings with the U.S. Securities and Exchange Commission.

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

micromobility.com, Inc.

Date:August [--], 2023	By:	/s/ Salvatore Palella
	Name:	Salvatore Palella
	Title:	Chief Executive Officer

Date:August [--], 2023	By:	/s/ Giulio Profumo
	Name:	Giulio Profumo
	Title:	Chief Financial Officer

