Form 10-Q
period 2023-09-30
micromobility.com Inc.
filed 2023-11-14
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39136

micromobility.com, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-3015108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Broome St., New York, NY 10013

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

As of November 14, 2023, 285,526,127 shares of Class A common stock, par value $0.00001.

MICROMOBILITY.COM, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Unaudited Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2023 and 2022 (unaudited)	2
Condensed Consolidated Statements Changes in Convertible Preferred Stock and Stockholders’ Deficit for the nine months ended September 30, 2023 and 2022 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	28
Item 4. Controls and Procedures	28
Part II. Other Information
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Mine Safety Disclosures	31
Item 5. Other Information	31
Item 6. Exhibits	32
Part III. Signatures	33

i

Forward-Looking Statements

This Quarterly Report of micromobility.com (“we,” “us,” “our,” “micromobility” and the “Company”) contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. These statements appear in several different places in this Quarterly Report and, in some cases, can be identified by words such as “anticipates”, “estimates”, “projects”, “expects”, “contemplates”, “intends”, “believes”, “plans”, “may”, “will” or their negatives or other comparable words, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Quarterly Report may include, but are not limited to, statements and/or information related to: our financial performance and projections; our business prospects and opportunities; our business strategy and future operations; the projection of timing and delivery of products in the future; projected costs; expected production capacity; expectations regarding demand and acceptance of our products; estimated costs of machinery to equip a new production facility; trends in the market in which we operate; the plans and objectives of management; our liquidity and capital requirements, including cash flows and uses of cash; trends relating to our industry; plans relating to our electric vehicles (“EVs”); and plans and intentions to regain compliance with the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), including, among other things, through a reverse stock split.

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Quarterly Report, and any forward-looking statements made by us speak only as of the date on which they are made. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons, including, our ability to change the direction of the Company; our ability to keep pace with new technology and changing market needs; our capital needs, and the competitive environment of our business. Additional Factors that could contribute to such differences include, but are not limited to:

●	general economic and business conditions, including changes in interest rates;
●	prices of other competitors services, costs associated with manufacturing e-scooters and similar devices and other economic conditions;
●	the effect of an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, on the Company’s business (natural phenomena, including the lingering effects of the COVID-19 pandemic);
●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, and our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;
●	the ability of our information technology systems or information security systems to operate effectively;
●	actions by government authorities, including changes in government regulation;
●	uncertainties associated with legal proceedings;
●	changes in the size of the micromobility market;

ii

●	future decisions by management in response to changing conditions;
●	the Company’s ability to execute prospective business plans;
●	misjudgments in the course of preparing forward-looking statements;
●	the Company’s ability to raise sufficient funds to carry out its proposed business plan;
●	inability to keep up with advances in micromobility and related battery technology;
●	inability to design, develop, market and sell new e-scooters and similar devices and services that address additional market opportunities to generate revenue and positive cash flows;
●	dependency on certain key personnel and any inability to retain and attract qualified personnel;
●	inability to succeed in establishing, maintaining and strengthening the micromobility.com brand;
●	disruption of supply or shortage of raw materials;
●	the unavailability, reduction or elimination of government and economic incentives;
●	failure to manage future growth effectively; and
●	the other risks and uncertainties detailed from time to time in our filings with the Security and Exchange Commission (“SEC”), including but not limited to those described under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2022, filed with the SEC on March 28, 2023 (the “Form 10-K”).

Although management has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There is no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such forward-looking statements. Accordingly, readers should not place undue reliance on forward-looking statements. These cautionary remarks expressly qualify, in their entirety, all forward-looking statements attributable to our Company or persons acting on our Company’s behalf. We do not undertake to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements, except as, and to the extent required by, applicable securities laws.

iii

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$962	$429
Accounts receivables	797	1,345
VAT receivables	926	3,054
Prepaid and other current assets	1,343	6,417
Total current assets	4,028	11,245
Goodwill	—	13,826
Property, equipment and deposits, net	2,883	9,237
Right of use assets	1,726	2,872
Other assets	794	3,974
TOTAL ASSETS	$9,432	$41,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,134	$14,359
Accounts payable related to media rights	10,922	7,732
Accrued expenses and other current liabilities	7,331	8,885
Deferred revenues	1,542	3,047
Operating lease liabilities	965	1,463
Finance lease liabilities	245	2,002
Short term financial liabilities, net	21,938	33,244
Total current Liabilities	55,078	70,732
Other non-current liabilities	137	362
Operating lease liabilities	1,136	1,719
Finance lease liabilities	29	71
Non-current financial liabilities, net	5,290	7,174
TOTAL LIABILITIES	61,670	80,058
Commitments and contingencies	Note 10

CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock, $0.0001 par value; 8,000,000 shares authorized at September 30, 2023; none issued and outstanding at September 30, 2023 and 6,751,823 issued and outstanding at December 31, 2022.	$—	$945

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.00001 par value; 900,000,000 shares authorized and; 225,726,127 and 3,264,576 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	202,199	152,996
Class B Common stock, $0.00001 par value; 0 shares authorized and outstanding as of September 30, 2023 and; 14,225,898 shares authorized and; 284,518 shares issued and outstanding at December 31, 2022, respectively.	—	—
Accumulated other comprehensive loss	(1,245)	(2,904)
Accumulated deficit	(253,192)	(189,942)
Total Stockholders’ deficit	(52,238)	(39,850)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,432	41,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$1,554	$3,675	$8,968	$11,345
Operating expenses:
Cost of revenue	3,254	8,346	26,843	29,952
General and administrative	4,814	5,418	16,285	18,402
Sales and marketing	527	1,719	2,690	7,560
Research and development	480	650	2,089	2,033
Impairment of assets	—	10,390	16,444	10,390
Total operating expenses	9,074	26,523	64,352	68,337

Loss from operations	(7,520)	(22,848)	(55,384)	(56,992)

Non-operating income (expenses), net
Interest expense, net	(1,067)	(1,482)	(4,633)	(4,974)
Gain (loss) on extinguishment of financial debts	—	—	431	(2,065)
Change in fair value of warrant liabilities	(4)	63	53	1,449
SEPA financial expenses, net	(1,137)	—	(3,840)	—
Other income (expenses), net	262	(289)	171	(1,100)
Total non-operating income (expenses), net	(1,946)	(1,708)	(7,818)	(6,690)

Income Taxes	(10)	(6)	(48)	(18)
Net loss	$(9,477)	$(24,562)	$(63,249)	$(63,700)

Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(22.57)	$(1.01)	$(79.39)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	159,395,919	1,088,117	62,833,179	802,337

Net loss	(9,477)	(24,562)	(63,249)	(63,700)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	908	(554)	1,659	(1,083)

Net loss and comprehensive income	$(8,569)	$(25,116)	$(61,590)	$(64,783)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended  September 30, 2023

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
	Shares	Amount	Shares	Amount	Deficit	Income	DEFICIT
Balance as of July 1, 2023	49,041,609	$188,038	284,518	$—	$(243,715)	$(2,153)	$(57,830)
Issuance of common shares – for Advance Notices under SEPA	176,400,000	14,432	—	—	—	—	14,432
Class B Common Shares conversion into Class A Common Shares	284,518	—	(284,518)	—	—	—	—
Share based compensation	—	(271)	—	—	—	—	(271)
Changes in currency translation adjustment	—	—	—	—	—	908	908
Net loss	—	—	—	—	(9,477)	—	(9,477)
Balance as of September 30, 2023	225,726,127	$202,199	—	$—	$(253,192)	$(1,245)	$(52,238)

	SERIES B –PREFERRED	SERIES A – CONVERTIBLE PREFERRED	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	STOCK	STOCK	Shares	Amount	Shares	Amount	Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2023 (Retroactive application of the reverse split ratio 1:50)	$—	$945	3,264,576	$152,996	284,518	$—	$(189,942)	$(2,904)	(39,850)
Issuance of common shares – for Advance Notices under SEPA	—	—	221,658,102	46,164	—	—	—	—	46,164
Issuance of common shares – for Conversion of Convertible Notes	—	—	103,689	1,296	—	—	—	—	1,296
Issuance of common stock – for Conversion of Series A Convertible Preferred Stocks	—	(945)	135,645	945	—	—	—	—	945
Issuance of common shares – for purchasing Intangible Assets	—	—	6,869	50	—	—	—	—	50
Issuance of common shares – for settlement of Payroll liabilities	—	—	55,515	182	—	—	—	—	182
Issuance of common shares - for Settlement of Account payables	—	—	101,000	151	—	—	—	—	151
Issuance of warrants - for Settlement of Account payables	—	—	—	69	—	—	—	—	69
Share based compensation	—	—	116,213	345	—	—	—	—	345
Class B Common Shares conversion into Class A Common Shares	—	—	284,518	—	(284,518)	—	—	—	—
Changes in currency translation adjustment	—	—	—	—	—	—	—	1,659	1,659
Net loss	—	—	—	—	—	—	(63,249)	—	(63,249)
Balance as of September 30, 2023	$—	$—	225,726,127	202,199	—	$—	$(253,192)	$(1,245)	$(52,238)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months  ended September 30, 2022

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
	Shares	Amount	Shares	Amount	Deficit	Income	DEFICIT
Balance as of June 30, 2022 (Retroactive application of the reverse split ratio 1:50)	527,865	$114,888	284,518	$—	$(147,003)	$(1,150)	$(33,267)
Issuance of common shares – for conversion of 2021 Convertible Notes	425,807	14,704	—	—	—	—	14,704
Issuance of Warrants - in conjunction with Convertible Notes issuance	—	188	—	—	—	—	188
Issuance of common shares – to legal advisors for Convertible Note issuance	5,000	155	—	—	—	—	155
Issuance of common shares - for Settlement of Account Payables	24,615	720	—	—	—	—	720
Issuance of common shares - for Settlement of CEO Promissory Note and CEO Deferred Salaries	8,136	304	—	—	—	—	304
Share based compensation	7,745	722	—	—	—	—	722
Changes in currency translation adjustment	—	—	—	—	—	(554)	(554)
Net loss	—	—	—	—	(24,562)	—	(24,562)
Balance as of September 30, 2022	999,165	$131,680	284,518	$—	$(171,567)	$(1,704)	$(41,590)

	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
	Shares	Amount	Shares	Amount	Deficit	Income	DEFICIT
Balance as of January 1, 2022 (Retroactive application of the reverse split ratio 1:50)	325,784	$101,454	284,518	$—	$(108,682)	$(621)	$(7,849)
ASU No. 2020-06 - modified retrospective method	—	(4,187)	—	—	816	—	(3,371)
Issuance of common shares – for Conversion of 2021 Convertible Notes	618,799	29,030	—	—	—	—	29,030
Issuance of Warrants - in conjunction with Convertible Notes issuance	—	790	—	—	—	—	790
Issuance of common shares – Commitment shares for Convertible Notes issuance	3,000	399	—	—	—	—	399
Issuance of common shares – to legal advisors for Convertible Note issuance	9,000	451	—	—	—	—	451
Issuance of common shares - for Settlement of Account Payables	25,158	768	—	—	—	—	768
Share based compensation	9,288	2,671	—	—	—	—	2,670
Issuance of common shares - for Settlement of CEO Promissory Note and CEO Deferred Salaries	8,136	304	—	—	—	—	304
Changes in currency translation adjustment	—	—	—	—	—	(1,083)	(1,083)
Net Loss	—	—	—	—	(63,700)	—	(63,700)
Balance as of September 30, 2022	999,165	$131,680	284,518	$—	$(171,567)	$(1,704)	$(41,590)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(unaudited)

	Nine months ended September 30,
	2023	2022
Operating activities
Net loss	$(63,249)	$(63,700)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment losses	16,444	10,390
Depreciation and amortization	4,712	4,386
Loss on disposal of assets	3,065	189
Non-cash interest expenses and amortization of debt discount	1,592	3,977
Amortization of Right-of-use assets	1,177	—
Share-based compensation	345	2,705
(Gain) or Loss on extinguishment of debts	(431)	2,065
Change in fair value of warrant liabilities	(55)	(1,551)
Changes in operating assets and liabilities:
Accounts receivables	548	(972)
Prepaid and other assets	6,276	1,673
Security deposits	141	584
Accounts payables	1,266	2,255
Accrued expenses and other current liabilities	(2,795)	2,094
Other non-current liabilities	(225)	(17)
Net cash used in operating activities	(31,189)	(35,876)

Investing activities
Purchase of property, equipment, and vehicle deposits	(769)	(3,391)
Purchase of intangible assets	(235)	(221)
Deposit for Wheels Lab, Inc merger	—	(2,600)
Net cash used in investing activities	(1,004)	(6,212)

Financing activities
Proceeds from issuance of financial liabilities , net	6,213	27,145
Repayment of financial liabilities	(21,253)	(3,040)
Proceeds from issuance of financial liabilities, due to related party - Officer	—	380
Repayment of financial liabilities, to related party – Officer	—	(120)
Proceeds from sale of Class A common shares, net	46,164	—
Net cash provided by financing activities	31,124	24,365

Increase (decrease) in cash and cash equivalents, and restricted cash	(1,069)	(17,723)
Effect of exchange rate changes	1,585	95
Net increase (decrease) in cash and cash equivalents, and restricted cash	516	(17,628)
Cash and cash equivalents, and restricted cash, beginning of year	737	21,253
Cash and cash equivalents, and restricted cash, end of year	$1,253	$3,624

RECONCILIATION OF CASH, CASH EQUIVALENT AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEET
Cash and cash equivalents	962	3,334
Restricted cash, included in Current assets	156	151
Restricted cash, included in Other assets, non-current	135	140
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$2,919	$995
Income taxes, net of refunds	$48	$16
Non-cash investing & financing activities
Issuance of common shares – for Conversion of Convertible Notes	1,296	29,030
Issuance of common shares – for conversion of Series A Preferred Shares	945	—
Issuance of common shares - for Settlement of Payroll Liabilities	182	—
Issuance of warrants - for Settlement of Account payables	69	767
Issuance of common shares – for purchasing Intangible Assets	50	—
Derecognition of Beneficial conversion features (BCF) - Adoption of ASU 2020-06	—	3,371
Purchase of vehicles with financing agreement	—	3,328
Issuance of common shares – Commitment shares and share based compensation for Convertible Notes issuance	—	850
Issuance of Warrants - in conjunction with Convertible Notes issuance	—	790
Issuance of common shares - for Settlement of CEO Promissory Note and CEO Deferred Salaries	—	304

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

3. Summary of Significant Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP generally requires management to make estimates and assumptions that affect the reported amount of certain assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Specific accounts that require management estimates include determination of fair values of warrant and financial instruments.

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

4. Revenue Recognition

The table below shows the revenues breakdown for the three and nine months ended on September 30, 2023 and on September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Mobility Revenues (ASC 842)	$1,247	$2,463	$4,519	$6,758
Media Revenues (ASC 606)	241	1,083	3,849	4,225
Other Revenues (ASC 606)	66	129	600	362
Total Revenues	$1,554	$3,675	$8,968	$11,345

The table below shows the Deferred revenues roll-forward from January 1, 2023 to September 30, 2023.

Deferred Income	January 1, 2023	FX Rate adj	Additions	HY 2023 Revenue	June 30, 2023	FX Rate adj	Additions	Q3 2023 Revenue	September 30, 2023

Mobility	$1,775	3	965	(1,051)	1,692	(26)	567	(691)	1,542
Media	1,272	15	2,320	(3,607)	—	—	—	—	—
Total	$3,047	$18	$3,285	$(4,658)	$1,692	$(26)	$567	$(691)	$1,542

Deferred revenues related to prepaid customer wallets will be recorded as Mobility Revenues when riders take a ride.

As of September 30, 2023, Media Deferred Income was zero as a result of the early termination of the agreements entered into with LNPB (Lega Nazionale Professionisti Serie B) for the commercialization of media rights. In detail, on June 15, 2023 and June 28, 2023, the Company received communications from the main live content provider, LNPB, notifying the early termination of the agreements related to the commercialization and broadcast of the Italian Serie B content.

5. Property, equipment and vehicle deposits, net

Property, equipment and vehicle deposits, net consist of the following:

	September 30,	December 31,
	2023	2022
Sharing electric vehicles	$14,850	$15,128
Of which under finance lease agreements	2,424	3,260
Furniture, fixtures, and equipment	1,571	1,411
Of which under finance lease agreements	177	177
Computers and software	1,045	1,045
Leasehold improvements	1,250	714
Total property and equipment, gross	18,716	18,298
Less: accumulated depreciation	(15,833)	(12,136)
Total property and equipment, net	$2,883	$6,162
Vehicle deposits	—	3,075
Total property, equipment and vehicle deposits , net	$2,883	$9,237

The following table summarizes the loss on disposal and depreciation expenses recorded in the condensed consolidated statement of operations for the three and nine months ended on September 30, 2023, and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$974	$1,354	$6,673	$3,293
Of which write-off	23	—	3,055	—
Research & Development	15	9	44	$18
General & administrative	99	$107	312	$328
Total depreciation and loss on disposal expenses	$1,088	$1,470	$7,029	$3,639

6. Impairment of assets

 During the nine months ended September 30, 2023, the Company identified impairment indicators which indicate that the fair values of Mobility assets were below their carrying values. The decline in the Company’s market capitalization was the main impairment indicator. The Company completed a quantitative impairment test for the Mobility reporting unit, comparing the estimated fair value of the reporting unit to its carrying value, including goodwill and intangible assets. As a result, the Company impaired the net carrying value of Goodwill of $13,826 and Intangible assets of $2,619, which are included within Impairment of assets in the condensed consolidated statements of operations.

As part of the Company’s impairment analysis, the fair value of the reporting unit was determined using the income approach. The determination of the fair value of the Company’s reporting units requires management to make a number of estimates and assumptions, which include, but are not limited to: the projected future business and financial performance of the Company’s reporting unit; forecasts of revenue, operating income, depreciation, amortization, and capital expenditures; discount rates; terminal growth rates; and consideration of the impact of the current adverse macroeconomic environment. In detail, for the September 30, 2023 impairment testing, as compared to December 31, 2022 testing, the Company reduced the estimated future cash flows used in the impairment assessment, including revenues, margin, and capital expenditures to reflect the Company’s best estimates at this time. The updates to the estimated future cash flows each had a significant impact to the estimated fair value of the reporting unit. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates.

The table below shows the Impairment of assets composition for the three and nine months ended September 30, 2023.

Nine months ended September 30,
2023
Goodwill	$13,826
Intangible assets, net	2,618
Total Impairment of assets	$16,444

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2023	2022
Legal contingencies – refer to Note 10 Commitments and Contingencies	$1,994	$2,710
Payroll liabilities	2,612	2,693
Accrued expenses	2,285	2,369
Sales tax payables	440	1,113
Total accrued expenses and other current liabilities	$7,331	$8,885

Payroll liabilities and Accrued expenses presented in the table above are related to the normal course of business, while Sales tax payables and Legal contingencies are mainly related to liabilities associated with the Wheels Labs, Inc (“Wheels”) acquisition.

8. Current and Non-current financial liabilities, net

The Company's Financial liabilities consisted of the following:

	Weighted Average Interest Rate	Maturity Date	September 30, 2023	December 31, 2022
Convertible debts, net	15%	2023/2024	1,911	14,372
Secured loan, net	13%	2023	14,894	14,224
Unsecured loans, net	8%	Various	9,768	10,935
Warrants liabilities	N/A	—	31	84
Other financial liabilities	N/A	Various	624	802
Total Financial Liabilities, net			27,228	40,418
Of which classified as Current Financial Liabilities, net			21,938	33,244
Of which classified as Non-Current Financial Liabilities, net			5,290	7,174

The table below shows the amounts recorded as Interest expense, net on the statements of operations for the three and nine months ended on September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Convertible debts	$383	$717	$2,359	$2,911
Secured loan	536	537	1,675	1,510
Unsecured loans	147	228	588	553
Other interest (income) expenses	—	—	11	—
Total Interest expenses, net	$1,067	$1,482	$4,633	$4,974

As of September 30, 2023, the Company categorized as convertible debts the following instruments issued to YA II, Ltd. (the “Note Holder”):

a) a convertible promissory note issued on March 8, 2023, under a Standby Equity Purchase Agreement (“January 2023 SEPA”) dated January 24, 2023 (“2023 SEPA March Convertible note”). At inception, the convertible promissory note fair value has been approximated with its principal amount, $4,500 due to the short term, and:

b) a convertible promissory note issued on August 25, 2023, under a Standby Equity Purchase Agreement (“March 2023 SEPA”) dated March 8, 2023 (“2023 SEPA August Convertible note”). At inception, the convertible promissory note fair value has been approximated with its principal amount, $1,200 due to the short term.

2023 SEPA March Convertible Note

The 2023 SEPA March Convertible Note had a principal amount of $4,500 with 10% issuance discount, a maturity date of October 31, 2023, a 5% annual interest rate and a 15% annual default interest rate. The 2023 SEPA March Convertible Note shall be convertible into shares of the Company’s Class A common shares at a fixed conversion price   of $25.

 The Company has the option to repay the 2023 SEPA March Convertible Note through the following or a combination of the two:

•	repay in cash on or before the maturity date,

•	repay by submitting one or a series of advance notices under the SEPA entered in January 2023, on or before the Maturity date. If any time during while the 2023 SEPA March Convertible Note is outstanding, the Company delivers an advance notice under the January 2023 SEPA, at least one half of the proceeds of any such advance notice shall be used as an advance repayment or for the repayment of other amounts due from the Company to the Holder, unless waived by the Note Holder.

During the nine months ended September 30, 2023, the Company partially repaid in cash the 2023 SEPA March Convertible Note   for a cumulative payment of $3,865 (of which $3,681 was principal, and $184 was accumulated interest).

As a result of the above repayments, on September 30, 2023, the Company has $837 as outstanding principal and accumulated interest.

2023 SEPA August Convertible Note

The 2023 SEPA August Convertible Note had a principal amount of $1,200 with 10% issuance discount, a maturity date of January 24, 2024, a 5% annual interest rate and a 15% annual default interest rate. The 2023 SEPA August Convertible Note shall be convertible into shares of the Company’s Class A common shares at a Fixed Conversion Price of $0.25.

 The Company has the option to repay the 2023 SEPA August Convertible Note through the same two options available for the 2023 SEPA March Convertible Note.

2022 Convertible debts

As a result of the below conversion and repayments, on September 30, 2023, the Company has no outstanding principal or accumulated interest under the 2022 Convertible Notes .

Repayments

During the nine months ended September 30, 2023, the Company repaid in cash the 2022 Convertible Notes   for a cumulative payment of $10,563 (of which $9,250 was principal, $295 was accumulated interest, and $1,018 was redemption premium interest).

Conversion into Class A Common Shares

During the nine months ended September 30, 2023, the Company issued 103,689 Class A Common Shares in satisfaction of conversion requests of $1,296 in principal and interest.

2022 SEPA Convertible Note

During the nine months ended September 30, 2023, the Company completed the repayment of the 2022 SEPA Convertible Note by cash payments amounting to $4,210.

9. Leases

Operating leases

During the nine months ended September 30, 2023, the Company entered into a 5-years lease agreement for a store located at 500 Broome Street, New York, NY; the cumulative lease commitment for the 5-year term is $865. At inception, the Company recorded $674 as ROU assets (Right Of Use assets) and the operating lease liability, using an internal   borrowing rate of 14%.

The table below presents the impact on the condensed consolidated statement of operations related to the operating leases for the three and nine months ended September 30, 2023, including expenses related to lease agreements with an initial term of 12 months or less. Amounts presented for the three and nine months ended September 30, 2022, have been recorded under ASC 840.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$287	$432	$1,068	$1,241
General and administrative	$231	$271	$787	$867
Total Operating lease expenses	$518	$703	$1,855	$2,108

Finance leases

The table below presents the impact on the condensed consolidated statement of operations related to the finance leases for the three and nine months ended September 30, 2023, and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$219	$524	$1,195	$1,076
Research & Development	$15	$9	$44	$18
Total Operating expenses related to finance leases	$234	$533	$1,239	$1,094

10. Commitments and Contingencies

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

As of September 30, 2023 and December 31, 2022, the Company concluded that certain losses on litigations were probable and reasonably   estimable; as a result, the Company recorded $1,994 and $2,710, respectively, as accruals for legal contingencies, included in Other Current liabilities.

Wheels has been named in various lawsuits related to the use of Wheels’s vehicles in US cities and in certain matters involving California Labor Code violations and the classification of individuals as independent contractors rather than employees. The range of loss for the Wheels legal contingencies accrued is between $548 to $3,100   which represents the range between the amount already settled with the counterparts and the amount claimed deducting insurance coverage.

The Company is also involved in certain claims where the losses are not considered to be reasonably estimable or possible; for these claims the range of potential loss is between 0 to $200.

11. Standby Equity Purchase Agreements

During the nine months ended September 30, 2023, the Company entered into two Standby Equity Purchase Agreements (“2023 SEPAs”) with an investor. The 2023 SEPAs terms and conditions represent: i) at inception - a purchased put option on the Company’s Class A common shares and, ii) upon delivery of an advance notice - a forward contract on the Company’s Class A common shares. Neither the purchased put option nor the forward contract qualify for equity classification.

As a result of the above classification of the 2023 SEPAs, at inception the Company expensed as SEPA’s transactions costs   the legal and commitment fees that exceeded the fair value of the purchased put options. The settlement of forward contracts initiated by the Company were recorded as other SEPA financial income (expense), net.

The table below presents the impact on the condensed consolidated statement of operations related to the 2023 SEPAs for the three and nine months ended September 30, 2023, and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
SEPAs transaction costs	$—	$—	$(1,611)	$—
Other SEPA financial income (expenses), net	$(1,137)	$—	$(2,229)	$—
Total SEPA financial income (expenses), net	$(1,137)	$—	$(3,840)	$—

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

During the nine months ended September 30, 2023, the Company delivered multiple advance notices for the sale of 35,661,584 Class A Common Shares, resulting in cumulative gross proceeds of $19,628.  As a result, on September 30, 2023, $372 remained available under the January 2023 SEPA.

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

During the nine months ended September 30, 2023, the Company delivered multiple advance notices for the sale of 184,800,000 Class A Common Shares, resulting in cumulative gross proceeds of $14,200. As a result, on September 30, 2023, $35,800 remained available under the March 2023 SEPA.

12. Share based compensation expenses

Stock-based compensation expense is allocated based on (i) the cost center to which the award holder belongs, for employees, and (ii) the service rendered to the Company, for third-party consultants. The following table summarizes total stock-based compensation expense by account for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	(3)	2	0	14
Research and development	7	35	31	133
Sales and marketing	6	110	31	281
SEPA financial expenses	—	—	186	—
General and administrative	(47)	610	348	2,277
Total Share based compensation expenses, net	(37)	757	596	2,705
Of which related to shares not issued for services rendered during the period, accrued as Account payables	233	34	251	34

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

Under the 2023 Plan, stock options are to be granted at a price that is not less than 100% of the fair value of the underlying common stock at the date of grant. Awards for employee vest 25% on the first anniversary of the date of grant and ratably each month over the ensuing 36-month period. Awards for independent board members vest ratably each quarter over the ensuing 4-quarter period. The maximum term for stock options granted under the 2023 Plan might not exceed ten years from the date of grant.

Upon original approval, the Company reserved 1,200,000 shares of the Company’s Class A common stock for issuance under the 2023 Plan, no equity incentives have been issued as of September 30, 2023, under the 2023 Plan.

13. Net Loss Per Share - Dilutive outstanding shares

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
2020 Equity Incentive Plan	141,740	147,097	141,740	147,097
Convertible Notes *	4,887,830	1,492,759	4,887,830	1,492,759
2020 CEO Performance Award – Common Stock Purchase Option	12,000	12,000	12,000	12,000
2021 Omnibus Plan – Common Stock Purchase Option	4,125	6,625	4,125	6,625
Common Stocks to be issued outside equity incentive Plans	4,261,578	1,995	4,261,578	1,995
Common Stock Purchase Warrants	396,052	236,728	396,052	236,728
Total number of Common Shares not included in the EPS Basic and diluted	9,703,325	1,897,204	9,703,325	1,897,204

*	The number of Common Shares presented is based on the principal plus accumulated interests outstanding as of 9.30.2023 divided by the related Floor Prices.

14. Segment and geographic information

The following table provides information about our segments and a reconciliation of the total segment revenue and cost of revenue to loss from operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Mobility	1,247	2,463	4,519	6,758
Media	241	1,083	3,849	4,225
All Other	65	129	600	362
Total Revenue	$1,554	$3,675	$8,968	$11,345

Cost of revenue
Mobility	(2,657)	(5,223)	(14,484)	(14,879)
Media	(96)	(2,690)	(10,002)	(13,640)
All Other	(501)	(433)	(2,356)	(1,432)
Total Cost of revenue	$(3,254)	$(8,346)	$(26,843)	$(29,952)

Reconciling Items:
Impairment of assets	—	(10,390)	(16,444)	(10,390)
General and administrative	(4,814)	(5,418)	(16,285)	(18,402)
Sales and marketing	(527)	(1,719)	(2,690)	(7,560)
Research and development	(480)	(650)	(2,089)	(2,033)
Loss from operations	$(7,520)	$(22,848)	$(55,384)	$(56,992)

 Revenue by geography is based on where a trip was completed, or media content occurred. The following table sets forth revenue by geographic area for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Italy	1,169	3,023	7,066	9,683
United States	385	652	1,902	1,662
Total Revenue	$1,554	3,675	8,968	11,345

Long-lived assets, net includes property and equipment, intangible assets, goodwill, and other assets. The following table sets forth long-lived assets, net by geographic area as of September 30, 2023 and December 31, 2022.

	September 30,	December 31,
Non-Current Assets	2023	2022
Italy	$1,363	$5,575
United States	3,564	23,669
All other countries	475	665
Total Non-Current Assets	$5,403	$29,909

 15. Related Party Transactions

CEO conversion of deferred salaries

During the nine months ended September 30, 2023, our majority shareholder and CEO converted a portion of his deferred salaries, totaling $78, into 13,000 Class A Common Shares.

Board member conversion of deferred salaries

During the nine months ended September 30, 2023, board members   converted a portion of their deferred salaries, totaling $69, into 159,324 Warrants to purchase Class A Common Shares with a strike price of $1.16 and 5-years from issuance as expiration date.

During the nine months ended September 30, 2023, a   board member who served as consultant before joining the Board converted portion of his previous invoices, totaling $90, into 59,524 Class A Common Shares, generating a gain for the Company amounted to $25.

CEO Purchase of Series B Preferred Stock

On March 13, 2023, the Company issued 3,000 Series B Preferred Stock to the Company’s CEO for an aggregate purchase price of $0.5. Series B had no voting rights, except that each share of Series B was entitled to 80,000 votes at a shareholder meeting on whether to enact a reverse stock split. Holder of the Company’s Series B was required to vote any proposal for a reverse stock split on a “mirrored” basis. This meant that the Series B holder was required to cast their votes “For” and “Against” each such proposal in the same proportions as the holders of Company’s Class A Common shares eligible and voting at the Special Meeting cast their votes, in the aggregate. On March 30, 2023, the Company’s Series B Preferred Stock have been redeemed following the stockholder meeting for $0.01 per share. As of March 31, 2023, there were 0 shares of Series B Preferred Stock issued and outstanding.

Conversion of Class B Common Shares

On August 12, 2023, the 284,518 shares of Class B common stock automatically converted into 284,518 shares of Class A common stock. On August 12, 2021, the Company issued the Class B Common Shares to the Company’s CEO, with the clause of an automatic conversion into Class A Common Shares on the second anniversary of the issuance (August 12, 2023).

Related party shipping

During the nine months ended September 30, 2023, the Company recorded as Cost of Revenues $56 for shipping services provided by a related party. The service provider is a Company whose CEO is a parent of the CEO of micromobility.com.

16. Subsequent Events

Nasdaq delisting letters

On October 31, 2023, the Company received an additional written notice of determination of delisting (the “Notice”) from the Staff notifying the Company that, based on the market value of the Company’s class A common stock, par value $0.00001 per share (the “Common Stock”), the Company did not comply with the market value of listed securities requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Rule”). The Rule requires listed securities to maintain a market value of listed securities of not less than $35 million (the “Market Value of Listed Securities Requirement”), and Nasdaq Listing Rule 5810(c)(3)(C) provides that a failure to meet the Market Value of Listed Securities Requirement exists if the deficiency continues for a period of 30 consecutive trading days. The Notice stated that the Company’s failure to satisfy the Market Value of Listed Securities Requirement served as an additional basis for delisting the Company’s listed securities.

On November 6, 2023, the Company received an additional written notice of determination of delisting from the Staff notifying the Company that, based on the composition of its board of directors, the Company did not comply with the audit committee requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5605(c)(2) (the “Board Rule”). The Board Rule requires a listed company to maintain an audit committee of the board of directors that is comprised of at least three independent directors, as defined in Nasdaq Listing Rule 5605(a)(2) (together with the Board Rule, the "Board Independence Rule"). This notice stated that the Company’s failure to satisfy the Board Independence Rule serves as an additional basis for delisting the Company’s listed securities. The Company provided a response to Nasdaq on November 7, 2023.

On November 9, 2023, the Company received a determination from the Nasdaq Stock Market granting the Company’s request for the continued listing of its common stock on Nasdaq, subject to the Company evidencing compliance with all applicable criteria for initial listing on The Nasdaq Capital Market, and certain other interim conditions. The Company is diligently working to timely evidence compliance with the terms of the Panel’s decision, and to that effect on November 13, 2023, the Company received shareholder approval for the implementation of a reverse stock split (effective December 4, 2023) and satisfaction of Nasdaq continued listing rules including the bid price, and market value of listed securities rules by December 29, 2023. Additionally, the Company is working to satisfy audit committee rule by December 1, 2023, pursuant to the Panel’s decision. Further, the Panel also advised it reserves the right to reconsider the terms of the foregoing based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s securities on the Nasdaq Capital Market inadvisable or unwarranted.

Shareholder Meeting

On November 13, 2023, the Company’s shareholders approved: (i) a 1:150 reverse split of the Company’s Common Stock, effective December 4, 2023 and (ii) an increase in the authorized shares of the Company’s Common Stock from 300,000,000 to 1,000,000,000, effective on that day

2023 SEPA Convertible Notes repayment

From October 1, 2023, to date, the Company delivered Advance Notices under the March 2023 SEPA, for the sale of 59,800,000 Class A Common Shares, resulting in cumulative gross proceeds of $2,480 of which $1,240 was used for repaying 2023 SEPA Convertible Notes.

2023 SEPA October Convertible Note

On October 26, 2023, the Company issued a convertible promissory note, under the March 2023 SEPA.  The Note had a principal amount of $1,500 with 15% issuance discount, a maturity date of February 29, 2024, a 5% annual interest rate and a 15% annual default interest rate. The Note shall be convertible into shares of the Company’s Class A common shares at a fixed conversion price of $0.25.

 The Company has the option to repay convertible promissory note the through the same two options available for the 2023 SEPA March and August Convertible Notes.

2023 SEPA November Convertible Note

On November 13, 2023, the Company issued a convertible promissory note, under the March 2023 SEPA.  The Note had a principal amount of $4,000 with 15% issuance discount, a maturity date of March 31, 2024, a 5% annual interest rate and a 15% annual default interest rate. The Note shall be convertible into shares of the Company’s Class A common shares at a fixed conversion price of $0.25.

 The Company has the option to repay the convertible promissory note sthrough the same two options available for the 2023 SEPA March and August Convertible Notes.

 .

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

The following discussion refers to the financial results of micromobility.com, Inc. for the nine months ended September 30, 2023, and 2022. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refer to micromobility.com, Inc. and our affiliates. Except for per share data and as otherwise indicated, all dollar amounts set out herein are in thousands.

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

Founded on proprietary technology platforms, the Company’s core business is the offering of electric vehicles in the sharing environment. Through its Mobility App, the Company offers an intra-urban transportation solution that allows users to instantly rent electric vehicles. Additionally, the Company is operating a second business line: (i) the acquisition, commercialization and distribution of media content including live sport events.

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

During the three months ended September 30, 2023, the Company decided to close the business line related to the food delivery services, which was in a start-up phase.

On November 13, 2023, the Company held a special meeting of stockholders at which the Company’s stockholders approved a proposal to amend the Company’s restated certificate of Incorporation to (i) authorize a reverse stock split of the Company’s common stock at a ratio to be determined by the Company’s Board of Directors (the “Board”) within a range of one-for-fifty (1:50) and one-for-two-hundred (1:200) (or any number in between), with the exact ratio to be determined by the Board in its sole discretion (the “Reverse Stock Split Proposal”), and (ii) authorize the increase the number of authorized shares of capital stock of the Company from four hundred million shares (consisting of 300,000,000 shares of Common Stock and 100,000,000 shares of preferred stock) to one billion shares (consisting of 900,000,000 shares of Common Stock and 100,000,000 shares of preferred stock) (the “Authorized Increase Proposal”), and (iii) authorize the removal of the class B common stock, par value $0.00001 per share from the authorized capital stock of the Company (“Class B Removal Proposal”).

On November 13, 2023, upon the adoption of the Reverse Stock Split Proposal, the Board approval for a one-for-one-hundred-fifty (1:150) reverse split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”) became effective which is approved to occur on December 4, 2023, or soon thereafter. On November 13, 2023, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its Restated Certificate of Incorporation (the “Certificate of Amendment”) to effect the Reverse Stock Split Proposal, Authorized Increase Proposal, and Class B Removal Proposal. The Reverse Stock Split Proposal is to become effective as of 12:00 a.m. Eastern Time on December 4, 2023, or soon thereafter and the Company’s common stock is expected to begin trading on a split-adjusted basis when the Nasdaq Stock Market opens on December 4, 2023, or soon thereafter.

The Reverse Stock Split Proposal is scheduled to occur on December 4, 2023, or soon thereafter, however if the Reverse Stock Split Proposal was effectiveness as of the date of this report, the Reverse Stock Split Proposal would reduce the number of shares of common stock issued and outstanding from approximately 285 million to approximately 1.9 million. Due to the Authorized Increase Proposal, the authorized number of shares of common stock has increased from 300 million to 900 million as of November 13, 2023.

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the Three and Nine Months ended September 30, 2023 and 2022

The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2023, and for the three and nine months ended September 30, 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$1,554	$3,675	$8,968	$11,345
Operating expenses:
Cost of revenue	3,254	8,346	26,843	29,952
General and administrative	4,814	5,418	16,285	18,402
Sales and marketing	527	1,719	2,690	7,560
Research and development	480	650	2,089	2,033
Impairment of assets	—	10,390	16,444	10,390
Total operating expenses	9,074	26,523	64,352	68,337

Loss from operations	(7,520)	(22,848)	(55,384)	(56,992)
Total non-operating income (expenses), net	(1,946)	(1,708)	(7,818)	(6,690)
Income Taxes	(10)	(6)	(48)	(18)
Net loss	$(9,477)	$(24,562)	$(63,249)	$(63,700)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue (1)	209%	227%	299%	264%
General and administrative (1)	310%	147%	182%	162%
Sales and marketing (1)	34%	47%	30%	67%
Research and development (1)	31%	18%	23%	18%
Impairment of assets	—%	283%	183%	92%
Total operating expenses	584%	722%	718%	602%

Loss from operations	(484)%	(622)%	(618)%	(502)%
Total non-operating income (expenses), net	(125)%	(46)%	(87)%	(59)%
Income Taxes	(1)%	(0)%	(1)%	(0)%
Net loss	$(610)%	$(668)%	$(705)%	$(561)%

(1)	Includes stock-based compensation for employees and services received, as follows

Stock-based Compensation	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	(3)	2	0	14
Research and development	7	35	31	133
Sales and marketing	6	110	31	281
SEPA financial expenses	—	—	186	—
General and administrative	(47)	610	348	2,277
Total Share based compensation expenses, net	(37)	757	596	2,705

Net Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Mobility Revenues	$1,247	$2,463	(49)%	$4,519	$6,758	(33)%
Media Revenues	241	1,083	(78)%	3,849	4,225	(9)%
Other Revenues	65	129	(49)%	600	362	66%
Total Revenues	$1,554	$3,675	(58)%	$8,968	$11,345	(21)%

Total revenue decreased by $2,121, or 58%, for the three months ended September 30, 2023, compared with the three months ended September 30, 2023, and decreased by $2,377, or 21% for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022. These decreases were primarily due to: a) the decrease of Media revenues for the early termination of the LNPB agreements, and b) the decrease of Mobility revenues driven by the Company’s strategy to exit not profitable market in order to decrease the operating cash burn.

Mobility revenues

Mobility revenues decreased by $2,239, or 33%, in the nine months ended September 30, 2023 compared with nine months ended September 30, 2022 and decreased by $1,216, or 49%, from $2,463 for the three months ended September 30, 2022, to $1,247 for the three months ended September 30, 2023. As shown in the paragraph Mobility - Key Financial Measures and Indicators, Trips and QAPUs decreased in the mobility business in the periods analyzed. The decreases are explained by the Company’s strategy to decrease the operating cash used by the micro-mobility business in order to achieve the goal of becoming cash positive which resulted in closing some of the operating markets.

Media revenues

On June 15, 2023, and June 28, 2023, the Company received communications from the main live content provider, LNPB, notifying the early termination of the agreements related to the commercialize and broadcast of the Italian Serie B content. The early termination generated a significant decrease of Media revenues.

Media revenues decreased by $376, or 9%, in the nine months ended September 30, 2023 compared with nine months ended September 30, 2022 and decreased by $842, or 78%, in the three months ended September 30, 2023, compared with three months ended September 30, 2022. The decreases for the three and nine months are mainly explained by the early termination of LNPB agreements.

Cost of Revenues

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Mobility - Cost of revenues	$2,657	$5,223	(49)%	$14,484	$14,879	(3)%
Of which Amortization, Depreciation and write-off	1,024	1,609	(36)%	7,215	4,037	79%
Media - Cost of revenues	96	2,690	(96)%	10,002	13,640	(27)%
Of which content licensing	80	1,925	(96)%	9,935	9,878	1%
Other - Cost of revenues	501	433	16%	2,356	1,432	65%
Total - Cost of revenues	3,254	8,346	(61)%	26,843	29,952	(10)%

Cost of Revenue decreased by $5,092 or 61% and by 3,109, or 10% in the three and nine months ended September 30, 2023 compared with three and nine months ended September 30, 2022. The decreases are mainly explained by the Company strategies to decrease the operating cash burn and to focus on the Mobility business.

Mobility Cost of revenues

The Mobility Cost of Revenues for the nine months ended September 30, 2023, are highly impacted by the vehicle deposit write-offs. Removing the write-offs of $3,021 would result in a $3,416 or 23%, decreases of the Mobility Cost of revenues for the nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022.

Mobility Cost of Revenues decreased by $2,566 or 49%, in the three and nine months ended September 30, 2023, compared with three and nine months ended September 30, 2022.

The Mobility Cost of revenues decreases are explained by the Company’s strategy to decrease the operating cash used by the micro-mobility business in order to achieve the goal of becoming cash positive which resulted in closing some of the operating markets.

Media Cost of revenues

Cost of Revenues related to Media decreased by $2,594, or 96%, and by $3,638, or 27%, in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively. The decrease was mainly driven by the decrease in media content acquired during the period, including the early termination of LNPB agreements, occurred in June 2023.

Sales and marketing

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Sales and marketing	$527	$1,719	(69)%	$2,690	$7,560	(64)%

Sales and marketing expenses decreased by $1,192 or 69%, and by $4,870 or 64% in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively.

The decreases are explained by the Company’s strategy to decrease the Company’s operating cash burn.

Research and Development

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Research and development	$480	$650	(26)%	$2,089	$2,033	3%

Research and Development expenses decreased by $170 or 26% and increased by $56 or 3% in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively. The 26% decrease is mainly driven by the exiting of Wheels IT engineering team.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
General and administrative	$4,814	$5,418	(11)%	$16,285	$18,402	(12)%
Of which Stock-based Compensation	47	610	(92)%	348	2,277	(85)%

General and Administrative expenses decreased by $604 or 11%, and by $2,117 or 12% in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively.

One of the main drivers of such decreases is the reduction of stock-based compensation by $563 or 92% and $1,929 or 85% in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively.

Impairment of assets

 During the nine months ended September 30, 2023, the Company identified impairment indicators which indicate that the fair values of Mobility assets were below their carrying values. The decline in the Company’s market capitalization was the main impairment indicator. The Company completed a quantitative impairment test for the Mobility reporting unit, comparing the estimated fair value of the reporting unit to its carrying value, including goodwill and intangible assets. As a result, the Company impaired the net carrying value of Goodwill of $13,826 and Intangible assets of $2,619, which are included within Impairment of assets in the condensed consolidated statements of operations.

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

The table below shows the Impairment of assets composition for the three and nine months ended September 30, 2023.

	Three months ended September 30,	Nine months ended September 30,
	2023	2023
Goodwill	$—	$13,826
Intangible assets, net	—	2,618
Total Impairment of assets	$—	$16,444

 Total non-operating income (expense), net

	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change

Interest expense, net	$(1,067)	$(1,482)	(28)%	$(4,633)	$(4,974)	(7)%
Change in fair value of warrant liabilities	(4)	63	(107)%	53	1,449	(96)%
Gain (loss) on extinguishment of financial debts	—	—	—	431	(2,065)	(121)%
SEPA financial income (expenses), net	(1,137)	—	—	(3,840)	—	—
Other income (expenses), net	262	(289)	(191)%	171	(1,100)	(116)%
Total non-operating income (expenses), net	$(1,946)	$1,708)	14%	$(7,818)	$(6,690)	17%

 Non-operating income (expense), net, increased by 14% or $238 comparing the three months ended September 30, 2023 with the three months ended September 30, 2022; and increased by 17% or $1,128 comparing the nine months ended September 30, 2023 with the nine months ended September 30, 2022.

Interest expenses, net

Interest expenses decreased by $415, or 28%, from $1,482 for the three months ended September 30, 2022, to $1,067 for the three months ended September 30, 2023, and by $341, or 7%, from $4,974 for the nine months ended September 30, 2022, to $4,633 for the nine months ended September 30, 2023. Such decrease is mainly driven by the overall decrease of the Company’s financial liabilities.

Gain (loss) on extinguishment of financial debts

Loss on extinguishment of debt amounted to $2,065 for the nine months ended September 30, 2022 while a gain of $431 was recorded for the nine months ended September 30, 2023. The 2023 gain is composed by two different transactions with E-scooters lessors:

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
188,907
104,968
193,727
86,855
Q1 2022
Q1 2023
Q2 2022
Q2 2023
Q3 2022
Q3 2023

 Trips.    We define Trips as the number of completed rides in a given period. To further clarify, a single-use ride is recognized as a unique “Trip” upon completion of each ride. We believe that Trips is a useful metric to measure the scale and usage of our platform.

TRIPs
715,900
580,052
1,223,666
458,456
1,145,797
350,717
Q1 2022
Q1 2023
Q2 2022
Q2 2023
Q3 2022
Q3 2023

Active Markets.    We track the number of active markets (cities) that we operate in.

Italy

We operate in Italy in the micro-mobility environment, based on number of licenses awarded, and number of vehicles authorized. During the nine months ended September 30, 2023, we provided sharing electric mobility services in the following cities: Rome, Milan, Turin, Naples, Parma, Palermo, Pisa, Modena, Ravenna, Bari, Fiumicino, San Benedetto del Tronto, Grottammare, Cesena and Catania.

As of September 30, 2023, we operate in the following Italian cities: Milan, Turin, Parma, Palermo, Pisa, Modena, Catania and Grottammare.

United States of America

During the nine months ended September 30, 2023, we provided electric mobility services (composed by sharing and long-term rental) in the following cities: Los Angeles, (California), Sacramento, (California), Santa Monica (California), Austin (Texas), Honolulu (Hawaii), Orlando (Florida), Miami Lakes (Florida), Miami Dade (Florida), Boston (Massachusetts), Bowling Green (Kentucky) and St. John University (New York).

As of September 30, 2023, we operate in the following US cities: Santa Monica, (California), Honolulu (Hawaii), Miami Lakes (Florida), Boston (Massachusetts), and New York (New York).

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

As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents of $962, excluding restricted cash of $291 (included in prepaid and other current assets) and SEPA agreement entered during the nine months ended September 30, 2023.

•	On March 8, 2023, the Company entered into another Standby Equity Purchase Agreement (“2023 March SEPA”) with YA II, Ltd. Pursuant to the 2023 March SEPA, the Company has the right, but not the obligation, to sell to YA up to $50,000 of its shares of Class A Common Stock at any time during the 24 months. To request a purchase, the Company submits an Advance Notice to YA specifying the number of shares, it intends to sell. As of September 30, 2023 only $35,800 remained available under the March 2023 SEPA.

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

Cash Flows

The following table summarizes our cash flows activities:

	September 30, 2023	September 30, 2022

Net cash used in operating activities	$(31,189)	$(35,876)
Net cash used in investing activities	(1,004)	(6,212)
Net cash provided by financing activities	31,124	24,365
Effect of exchange rate changes	1,590	95
Net (decrease) increase in cash, cash equivalents and restricted cash	$516	$(17,628)

Operating Activities

During the nine months ended September 30, 2023, operating activities used $31,189 of cash, resulting from our net loss of $63,249, partially offset by net changes in operating assets and liabilities for $5,211 and non-cash expenses for $26,849.

Net changes in operating assets and liabilities consisted primarily in the decrease in prepaid assets for $6,276, increase in accounts payable for $1,266, decrease in accounts receivable of $548, and decrease in Other Assets of $141, partially offset by the decrease in accrued expenses and other current liabilities of $2,795 and decrease in other non-current liabilities of $225.

Non-cash expenses are mainly related to: (i) Impairment and loss on disposal of Assets for $19,509, (ii) depreciation and amortization, of assets for $4,712, (iii) non-cash interest expenses for $1,592, (iv) amortization of ROU Assets for $1,177, and (v) Share based compensation for $345, partially offset by (v) changes in fair value of financial instruments for $55 and (vi) Gain/Loss on extinguishment of debts for $431.

Investing Activities

During the nine months ended September 30, 2023, investing activities used $1,004 of cash. The Company invested $769 in purchase of property, equipment and deposits, and $235 in purchase of intangible assets.

Financing Activities

During the nine months ended September 30, 2023, financing activities provided $31,124 of cash, mostly proceeds from the issuance of common stock for $46,164 under SEPA agreements, and financial liabilities for $6,213, partially offset by the repayment of financial liabilities for $21,253.

Indebtedness

The following table summarizes our indebtedness as of September 30, 2023:

	Weighted Average Interest Rate	Maturity Date	September 30, 2023
Convertible debts, net	15%	2023	1,911
Secured loan, net	13%	2023	14,894
Unsecured loans, net	8%	Various	9,768
Warrants liabilities	N/A	—	31
Other financial liabilities	N/A	Various	624
Total Financial Liabilities, net			27,228
Of which classified as Current Financial Liabilities, net			21,938
Of which classified as Non-Current Financial Liabilities, net			5,290

As of September 30, 2023, the Company categorized as convertible debts the following instruments issued to YA II, Ltd. (the “Note Holder”) a) a convertible promissory note issued on March 8, 2023 under a Standby Equity Purchase Agreement (“January 2023 SEPA”) dated January 24, 2023 (“2023 SEPA March Convertible note”) and b) a convertible promissory note issued on August 25, 2023 under a Standby Equity Purchase Agreement (“March 2023 SEPA”) dated March 8, 2023 (“2023 SEPA August Convertible note”).

2023 SEPA March Convertible Note

On March 8, 2023, the Company issued a Convertible Promissory Note (“2023 SEPA March Convertible Note”) to the Note Holder pursuant to the SEPA dated January 24, 2023. The 2023 SEPA March Convertible Note had a principal amount of $4,500 with 10% issuance discount, a maturity date of October 31, 2023, a 5% annual interest rate and a 15% annual default interest rate. The 2023 SEPA March Convertible Note shall be convertible into shares of the Company’s Class A common shares at a Fixed Conversion Price of $25.

 The Company has the option to repay the 2023 SEPA March Convertible Note through the following or a combination of the two:

•	repay in cash the 2023 SEPA Convertible Note on or before the Maturity date,

•	repay the 2023 SEPA Convertible Note by submitting one or a series of advance notices under the SEPA entered in January 2023, on or before the Maturity date. If any time during while the 2023 SEPA Convertible Note is outstanding, the Company delivers an advance notice under the January 2023 SEPA, at least one half of the proceeds of any such advance notice shall be used as an advance repayment or for the repayment of other amounts due from the Company to the Holder, unless waived by the Note Holder.

Repayments

During the nine months ended September 30, 2023, the Company partially repaid in cash the 2023 SEPA March Convertible Notes for a cumulative payment of $3,865 (of which $3,681 was principal, and $184 was accumulated interest).

As a result of the above repayments, on September 30, 2023, the Company has $837 as outstanding principal and accumulated interest.

2023 SEPA August Convertible Note

On August 25, 2023, the Company issued a Convertible Promissory Note (“2023 SEPA August Convertible Note”) to the Note Holder pursuant to the SEPA dated March 8, 2023. The 2023 SEPA August Convertible Note had a principal amount of $1,200 with 10% issuance discount, a maturity date of January 24, 2024, a 5% annual interest rate and a 15% annual default interest rate. The 2023 SEPA August Convertible Note shall be convertible into shares of the Company’s Class A common shares at a Fixed Conversion Price of $0.25.

 The Company has the option to repay the 2023 SEPA August Convertible Note through the same two options available for the 2023 SEPA March Convertible Note.

No repayment occurred during the nine months ended September 30, 2023.

2022 Convertible debts

As a result of the below conversion and repayments, on September 30, 2023, the Company has no outstanding principal or accumulated interest under the 2022 SEPA Convertible Note.

Repayments

During the nine months ended September 30, 2023, the Company repaid in cash the 2022 Convertible Notes for a cumulative payment of $10,563 (of which $9,250 was principal, $295 was accumulated interest, and $1,018 was redemption premium interest).

Conversion into Class A Common Shares

During the nine months ended September 30, 2023, the Company issued 103,689 Class A Common Shares in satisfaction of conversion requests of $1,296 in principal and interest.

2022 SEPA Convertible Note

On December 1, 2022, the Company issued a Convertible Promissory Note (“2022 SEPA Convertible Note”) to the Note Holder pursuant to the SEPA dated October 31, 2022. The 2022 SEPA Convertible Note had a principal amount of $5,000 with 10% issuance discount, as maturity date of January 31, 2023, a 0% annual interest rate and a 15% annual default interest rate. During the three months ended March 31, 2023, the Company completed the repayment initiated in 2022 by cash payments amounting to $4,210.

As a result of the mentioned re-payments on September 30, 2023, the Company has no outstanding principal or accumulated interest under the 2022 SEPA Convertible Note.

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

During the nine months ended September 30, 2023, the Company entered into an agreement with the financial institution who leased the 2,950 E-scooters. Based on the agreement, the Parties agreed to waive all the overdue invoices by paying only the bargain purchase option. The Company recorded a gain of $637 for the waiver.

During the nine months ended September 30, 2023, the Company terminated one finance lease agreement and acquired the 800 E-scooters prior to the expiration date of the lease pursuant to a Termination Agreement. The Company recorded a loss amounted to $206 for penalties related to the early termination and late payments.

Future annual minimum lease payments as of September 30, 2023, are as follows:

	Leases
Year ending December 31,	Operating	Finance
2023	$590	$207
2024	514	60
2025	336	15
Thereafter	403	—
Total minimum lease payments	$1,843	$282
Less: Amounts representing interest not yet incurred		(6)
Present value of finance lease obligations		277
Less: Current portion		245
Long-term portion of finance lease obligations		29

Securities outstanding as of September 30, 2023

As of September 30, 2023, we had the following outstanding securities:

September 30, 2023
Class A Common Shares	225,726,127
Class B Common Shares	—
Total Common Shares outstanding	225,726,127

Public Warrants	196,728
Convertible Note Warrants	40,000
Board of Directors Warrants	159,324
2020 Equity Incentive Plan (Stock Options)	141,740
2020 CEO Performance (Stock Options)	12,000
2021 Omnibus Plan (Stock Options)	4,125
Total Warrants and Stock Options outstanding	553,917

Common Shares

As of September 30, 2023, the Company’s charter authorized the issuance of up to 285,774,102 shares of Class A common stock, $0.00001 par value per share, 14,225,898 of Class B common shares of common stock at $0.00001 par value per share, and 100,000,000 shares of preferred stock at $0.00001 par value per share.

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

On June 15, 2023 and June 28, 2023, the Company received communications from LNPB, the main live content provider, notifying the early termination of the agreements related to the commercialization and broadcast of the LNPB contents. The communications also requested the immediate payment of the invoices overdue amounting to $10,922. The Company continues to have dialogue with respect to a payment plan with the LNPB.

Considering the early termination of the LNPB agreements, future annual minimum payments related to Media rights’ agreements as of September 30, 2023, are as follows.

Amount
Year ending December 31:
2023 – Of which $10,922 related to LNPB invoices	$11,060
2024	75
Total	$11,135

Related Party Transactions

CEO conversion of deferred salaries

During the nine months ended September 30, 2023, our majority shareholder and CEO converted a portion of his deferred salaries, totaling $78, into 13,000 Class A Common Shares.

Board member conversion of deferred salaries

During the nine months ended September 30, 2023, two independent board members converted a portion of their deferred salaries, totaling $69, into 159,324 Warrants to purchase Class A Common Shares with a strike price of $1.16 and 5-years from issuance as expiration date.

During the nine months ended September 30, 2023, one independent board members who served as consultant before joining the Board converted portion of his previous invoices, totaling $90, into 59,524 Class A Common Shares, generating a gain for the Company amounted to $25.

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

Conversion of Class B Common Shares

On August 12, 2023, the 284,518 shares of Class B common stock automatically converted into 284,518 shares of Class A common stock. On August 12, 2021, the Company issued the Class B Common Shares to the Company’s CEO, with the clause of an automatic conversion into Class A Common Shares on the second anniversary of the issuance (August 12, 2023).

Related party shipping

During the nine months ended September 30, 2023, the Company recorded as Cost of Revenues $56 for shipping services provided by a related party. In detail, the service provider is a Company whose CEO is a parent of the CEO of micromobility.com.

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

 Our significant accounting policies are described in greater detail in Note 3, “Summary of Significant Accounting Policies and Use of Estimates” to our consolidated financial statements as of December 31, 2022 and in Note 3, “Summary of Significant Accounting Policies and Use of Estimates” to our condensed consolidated financial statements as of September 30, 2023. We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on such evaluation, due to a material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness

Our management’s conclusion that our disclosure controls and procedures were ineffective was due to the identification of a material weakness in our internal control over financial reporting in connection with the preparation of our Financial Statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Our management identified the following material weakness in our internal control over financial reporting:

•	We have insufficiently designed and implemented controls over financial reporting including preparation and review of standardized reconciliation schedules to ensure the company's books and records are maintained in accordance with U.S. GAAP.

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

The claims against us that we deem as potentially material are:

•	We were served with a claim against us by the sponsor of the special purpose acquisition company with which we merged in August 2021 for an alleged failure to timely register shares of our Class A common stock. We are assessing the best methods to proceed in connection with this claim; and

•	We have entered into a settlement agreement with a party that had a claim against us from prior to our acquisition of Wheels. Under the terms of the settlement agreement, we are to pay a total of $675,000 in seven monthly payments ending in November 2023. As of September 30, 2023, the remaining settlement amount to be paid amounted to $260,000.

Our subsidiary, Wheels, has been named in various lawsuits related to the use of Wheels’s vehicles in U.S. cities and in certain matters involving California Labor Code violations and the classification of individuals as independent contractors rather than employees. We have estimated the range of loss for the Wheels legal contingencies accrued as between $548,000 to $3.1 million which represents the range between the amount already settled with the counterparts and the amount claimed deducting insurance coverage.

As of September 30, 2023, we concluded that certain losses on litigations were probable and reasonably estimable. As a result, we recorded an aggregate of approximately $1,994,000 in our unaudited interim financial statement for the period ended September 30, 2023 as “Accruals” for legal contingencies.

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

The Company’s retail storefront is subject to numerous risks and uncertainties.

The Company’s retail operations are subject to many factors that pose risks and uncertainties and could adversely impact the Company’s business, results of operations and financial condition, including macroeconomic factors that could have an adverse effect on general retail activity. Other factors include the Company’s ability to: manage costs associated with retail store leases, maintenance and operation; manage relationships with existing third party retail partners; manage costs associated with fluctuations in the value of retail inventory; and obtain and renew leases at a reasonable cost.

We have hyper-diluted our shareholders’ ownership position, and we may continue to do so.

We operate at a loss and have needed to raise capital to continue to fund operations. Many of these capital raises have been in the form of equity offerings, including hybrid offerings such as debt that is convertible into shares of our common stock. Each such equity raise diluted the economic ownership and voting power of our shareholders of Class A Common Stock prior to such raise. In the aggregate these equity raises were the primary reason that:

•	the total outstanding shares of our class A common stock increased from approximately 325,800 at December 31, 2021 to 285,526,127 at November 14, 2023;

•	in the three months ended September 30, 2023, the total outstanding shares of our class A common stock increased from 49,041,609 to 176,684,518; and

•	since the end of our most recent fiscal quarter on September 30 to the date hereof, the number of our outstanding shares of Class A common stock has increased 26% from 225,726,127 to 285,526,127.

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

The market price of shares of our Class A Common Stock has dropped dramatically and may continue to do so.

The market value of a share of our Class A Common Stock has dropped dramatically. By way of example:

•	When we conducted our business combination and ceased to be a Special Purpose Acquisition Corporation in August 2021, each share of Class Common Stock had a value of approximately $500 per share. As of November 13, 2023, the closing price for a share of our Class A Common Stock was approximately $0.0258 per share; and

•	The closing price of a share of our Class A Common Stock on September 30, 2022 was $17.65 and fell to $0.060 by September 29, 2023.

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

As of November 14, 2023, no shareholder individually, or to our knowledge in a group, owns more than 2% of our common stock (excluding warrants and convertible securities for which the exercise price or conversion price exceeds our current market price). As a result, we will need to conduct an extensive proxy campaign to ensure that we receive more than 50% of the votes of the common stock for any matter requiring more than 50% of the vote of the common stock, and such a campaign may not be successful. For those matters that only require a majority of the votes attending a shareholder meeting, we may have difficulty obtaining a quorum. Our bylaws and Delaware law require a quorum of 33.33% to conduct a shareholder meeting. Because of our diverse and retail-centered shareholder base, we may only be able to obtain a quorum after an extensive and expensive proxy campaign, if we can obtain a quorum at all. Our ability to obtain a quorum could be adversely affected by any additional issuances of common stock as a part of equity capital raises.

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

We have received multiple letters from Nasdaq indicating that we are not in compliance with their continued listing requirements, including:

•	On August 4, 2023, we received a Staff Delisting Determination letter from the Nasdaq Listing Qualifications Department (the "Staff") of the Nasdaq Stock Market LLC ("Nasdaq"), advising us that as of August 4, 2023, our class A common stock had a closing bid price of $0.10 or less for at least ten consecutive trading days and is subject to Nasdaq Listing Rule 5810(c)(3)(A)(iii) (the "Low Price Stocks Rule"). Accordingly, unless we request an appeal of this Staff Delisting Determination, the Staff has advised us that our class A common stock will be scheduled for delisting from The Nasdaq Capital Market on August 15, 2023, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the "SEC"), which will remove our class A common stock from listing and registration on Nasdaq.

•	On June 15, 2023, we received a letter from the Nasdaq Staff indicating we were not in compliance with the continued listing requirement that we maintain a minimum bid price of $1.00 per share. We have 180 days from receipt of such notice (until December 12, 2023) to remedy such non-compliance. To regain compliance, the Company must maintain a closing bid price of $1.00 or more for ten consecutive business days. In the event we do not regain compliance within the 180-day period, our Class A Common Stock and publicly traded warrants may be subject to delisting.

•	On May 2, 2023 we received a letter from the Nasdaq Staff indicating we were not in compliance with their continued listing requirement that we maintain a market value for our shares of Class A Common Stock together with our publicly traded warrants in excess of $35 million. We have 180 days from receipt of such notice (until October 30, 2023) to remedy such non-compliance, unless such period is extended at Nasdaq’s discretion. To regain compliance, our Class A Common Stock together with our publicly traded warrants must be valued at over $35 million or more for ten consecutive business days.

•	On June 15, 2023, we received a letter from the Nasdaq Staff indicating we were not in compliance with the continued listing requirement that we maintain a minimum bid price of $1.00 per share. We have 180 days from receipt of such notice (until December 12, 2023) to remedy such non-compliance. To regain compliance, the Company must have maintained a closing bid price of $1.00 or more for ten consecutive business days. In the event we do not regain compliance within the 180-day period, our Class A Common Stock and publicly traded warrants may be subject to delisting.

•	On August 4, 2023, we received a staff delisting determination letter from the Nasdaq Staff advising us that as of August 4, 2023, our class A common stock had a closing bid price of $0.10 or less for at least ten consecutive trading days and is subject to Nasdaq Listing Rule 5810(c)(3)(A)(iii). To regain compliance, the Company must have maintained a closing bid price of $1.00 or more for ten consecutive business days.

•	On October 31, 2023, we received a staff delisting determination letter (the “Notice”) from Nasdaq Staff notifying the Company that, based on the market value of the Company’s class A common stock, par value $0.00001 per share (the “Common Stock”), the Company did not comply with the market value of listed securities requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1). To regain compliance, our class A common stock together with our publicly traded warrants must be valued at over $35 million or more for ten consecutive business days.

•	On November 6, 2023, the Company received an additional written notice of determination of delisting from the Staff notifying the Company that, based on the composition of its board of directors, the Company did not comply with the audit committee requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5605(c)(2) (the “Board Rule”). The Board Rule requires a listed company to maintain an audit committee of the board of directors that is comprised of at least three independent directors, as defined in Nasdaq Listing Rule 5605(a)(2) (together with the Board Rule, the "Board Independence Rule"). This notice stated that the Company’s failure to satisfy the Board Independence Rule serves as an additional basis for delisting the Company’s listed securities.

If Nasdaq after the applicable compliance periods proceeds to delist our securities and we are not able to remedy the non-compliance, Nasdaq would delist our common stock from trading on its exchange. If we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the OTCQB or the “pink sheets.” If this occurs, we could face material adverse consequences, including:

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

If we are delisted and are unable to have our securities quoted on the OTCQB or “pink sheets” or similar bulletin board, our shareholders would not be able to resell their securities in a public market. The Company believes that if its common stock were to be delisted from the Nasdaq Capital Market, its warrants that are listed on the Nasdaq Capital Market under the symbol MCOMW would be concurrently delisted from the Nasdaq Capital Market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered equity securities that we have not previously disclosed in filings with the U.S. Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference			Filed/Furnished
No.	Description	Form	Exhibit	Filing Date	Herewith
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1**	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				X

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

micromobility.com, Inc.

Date: November 14, 2023	By:	/s/ Salvatore Palella
	Name:	Salvatore Palella
	Title:	Chief Executive Officer

Date: November 14, 2023	By:	/s/ Gian Luca Spriano
	Name:	Gian Luca Spriano
	Title:	Interim Chief Financial Officer

