Form 10-K
period 2023-12-31
micromobility.com Inc.
filed 2024-04-16
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File Number: 001-39136

micromobility.com, Inc.

(Exact name of registrant specified in its charter)

Delaware	84-3015108
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Broome Street, New York, NY 10013

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (917) 675-7157

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
None	None	None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

The aggregate market value of the voting securities held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was approximately $5.5 million based upon the closing sale price of $16.95.

As of April 9, 2024, there were 45,185,172 shares of the registrant’s common stock, $0.00001 par value, outstanding.

Explanatory Note

All per share amounts in this annual report (except where otherwise indicated) account for (i) a 1:50 reverse stock split of our common stock that occurred on March 30, 2023 and (ii) a 1:150 reverse stock split of our common stock that occurred on December 4, 2023.

On August 12, 2023, the Company’s issued and outstanding shares of Class B common stock were automatically converted into shares of Class A common stock and such Class B Shares thereafter ceased to be an authorized class of the Company’s capital stock. As there is currently only one class of common stock, all references in this annual report to common stock are to Class A common Stock unless the context requires otherwise.

Forward-Looking Statements

Statements contained in this annual report and any documents incorporated by reference herein that are not strictly historical may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act and involve a number of risks and uncertainties. There are a number of important factors that could cause actual events to differ materially from those suggested or indicated by such forward-looking statements, many of which are outside of the control of the Company, and you should not place undue reliance on any such forward-looking statements. Forward-looking statements may be identified by the use of words such as "anticipate," "believe," "expect," "estimate," "plan," "outlook," and "project" and other similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements reflect the current analysis of existing information and are subject to various risks and uncertainties.

The forward-looking statements made herein speak only as of the date hereof and the Company does not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events and developments or otherwise, except as required by law.

i

PART I

ITEM 1. BUSINESS

General

We provide innovative and sustainable transportation solutions that help people move seamlessly within cities. Our journey began with e-scooters in Italy in 2018, and today we have evolved into a multi-modal micro-mobility ecosystem offering micro-mobility electric vehicles.

We primarily offer short-term rentals of shares e-vehicles in several cities and service areas (such as university campuses), in the United States and Italy. Since the start of our 2023 fiscal year, we have had to significantly reduce the number of cities and service areas in which we operate and the size of our fleets of vehicles in those cities in response to the cost of our operations, our ability to attract a necessary number of new customers, the failure of the micromobility in general to meet expected growth projections and general financial market conditions. We may need to further reduce our shared micromobility operations to meet our continued budget constraints.

Our micromobility offerings also include a Wheels vehicle, a sit-down e-scooter, rentable on a monthly basis. We also generate a minor portion of our revenue by selling advertising opportunities related to our offerings.

We also operated Helbiz Kitchen, our service through which users can order food for delivery through our mobile app, and Helbiz Media, our wholly-owned subsidiary dedicated to the acquisition and distribution of content over an internally developed stand-alone app. In an effort to focus our operations on our micromobility services and to reduce our operating costs, we discontinued our Helbiz Kitchen operations and we significantly reduced Helbiz Media operations in our fiscal 2023.

Our Platform

Helbiz is built around its technology and operational strengths.

Technology

Seamlessly Integrated Ecosystem

We have built an ecosystem of tools, software and hardware for consumers, operations, and drivers. Instead of relying on a variety of limited third-party solutions, every tool we use is crafted in-house in conjunction with each other to create an ecosystem that was specifically built around our operations, practices and needs. The result is a framework with total operational control. Our main mobile platforms are our Helbiz app for consumers and our Helbiz Driver App for operational drivers managing our fleet. Both platforms are built on our proprietary “Core Platform Engine”.

Operational Strength

A driver network and infrastructure were built to ensure that vehicles are properly distributed, batteries charged and maintained. Every city we operate in has a local on-ground operations team, drivers with extensive local knowledge and a global support system. The long-term success, of any micro-mobility operator is directly linked to the quality and efficiency of operations.

Benefits of the Our Mobility Platform

Key Benefits for Users

Across our mobile platforms and consumer offerings we strive to create an experience that becomes a seamless extension of the user, intuitively creating a convenient, affordable, and reliable experience when interacting with their city. We aim to offer our user a convenient, affordable and reliable experience.

•        Convenience

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

•        Affordability

We believe everyone has the right to move freely on their own terms, and have the ability to optimize across cost, time and comfort. Our dockless e-vehicles enable customers to move and connect with their city at a low cost. For commuters and frequent riders, we have an unlimited subscription plan, allowing users to take up to 50, 30-minute trips for a fixed monthly price.

•        Reliability

Our mission is to be reliable enough to the point where our customers do not need to rely on cars or other modes of transportation or to plan ahead of time. We strive to properly serve cities and maintain e-vehicle density to meet the demand in all areas so that users always have access to a charged vehicle when they need one. We aim to continue to improve our quality, service, offerings and hardware, while accurately optimizing our operating structure.

Our Offerings and Products

We offer our users the opportunity to take advantage of several modes of micromobility options.

•        E-Scooter and Wheels e-Bikes

We have established a network of shared owned e-scooters and Wheels e-bikes in a number of cities serving the needs of a diverse demographic looking for affordable, efficient, green and more active alternatives for short trips.

•        Wheels Long-Term Rental/Sales

Wheels offers a long-term rental option allowing riders to rent their own sit-down scooter for personal use.

The Rider Experience

Our mission is to provide sustainable mobility solutions that solve the transportation needs of our riders and enable them to reach their destinations quickly, conveniently and affordably. This mission all starts with the Helbiz app, the core part of the our experience which connect our users with our vast network of vehicles and platforms.

The Helbiz app provides users the ability to get around and connect with their city through a variety of transportation modes. The Helbiz app is designed to be fast, intuitive, and frictionless enabling users to rent and ride with ease. Our typical rental process can be summarized in the four steps in the following graphics:

Additional app functionality includes the ability to book and reserve vehicles, briefly pause and lock a vehicle in ride, an extensive help toolkit and spoken, written and in-app support 24 hours per day in six languages. We are dedicated to continuing to improve our platform and features to continue to offer the best experience in the industry.

Subscription Plans

In addition to our pay-as-you-ride per minute ride structure, we also offer a subscription plan for riders on a monthly basis. We see our subscription plan as an important step toward providing a convenient transportation alternative that address our riders’ preferences and budgets to make micro-mobility through us their commute of choice. Our subscription plan is purchased upfront and guarantees access to a set amount of time, and all subscriptions can be cancelled at any time.

Types of subscriptions include:

•     Wheels Long-Term Rental

Wheels offers a long-term rental option allowing riders to rent their own sit-down scooter for personal use.  The subscription can be canceled any time after return of the vehicle.

•     Helbiz Plus

Take 50 trips with each trip of maximum 30 minutes on our e-scooters and e-bikes on a monthly basis for a fixed price.

The Advertisement Experience

Our users are always on the move and interacting with their local communities. Advertisers have the opportunity to put relevant content in front of them at every stage of this journey. Unlike other ad platforms, we interact directly with consumers and their environment while they are on-the-go. We have understood this unique opportunity since our early days, but only begun to fully translate it into a value adding ad product suite in late 2020 as our reach and potential significantly increased.

While we are actively working on expanding our offering and tools it currently includes:

•	Unlock advertisement: which uses us as a digital billboard to show a full screen video message every time a user unlocks one of our vehicles globally, in a specific city or targeted area;

•	Location based advertisements: which trigger advertisements when a user is in the vicinity of a specific location;

•	Map branding: which enables companies to sponsor pins, parking spots or specific locations on the map; and

•	Vehicle co-branding: which custom wraps our vehicles for a maximum-visibility, full-takeover campaign, paid per vehicle on a daily basis.

Field Operations Excellence

Along with vehicle quality and the user app experience, we aim to differentiate our shared mobility service through field operations.  In each city in which we operate, our operation team is tasked with ensuring that our vehicles are properly distributed, charged, maintained and always ready to rent. Some of the operations teams are inhouse while others are outsourced.

Sales & Marketing

We are marketing our offering to users through brand advertising, direct marketing and fostering rapid adoption through on-street presence and strategic partnerships. We use a variety of broad campaigns from television ads to strategic joint partnerships with strong local brands to promote our platform and extend our service to existing loyal user bases. Our direct marketing is made up of promotions, referrals and time-based incentives where we attract consumers through a tailored combination, depending in the city, of sponsored search, targeted social media, push & text notifications and email campaigns.

Other business lines

Helbiz Media

We formed Helbiz Media, our wholly-owned subsidiary dedicated to the acquisition and distribution of content over Helbiz Live, a new internally developed app that is separate from our micro-mobility app. Helbiz Live was included in our monthly subscription: Helbiz Plus (formerly know as Helbiz Unlimited), our offering of unlimited monthly e-bike and e-scooter use for a fixed fee, and we may make it available through other subscription models. Helbiz Media was charged with acquiring the rights to stream media content on Helbiz Live, with a focus on acquiring the rights to broadcast sporting events. The first content that Helbiz Media has acquired, for the Italian territory, were approximately 390 regular season games in the Italian Serie B soccer league. League Serie B took care of the TV productions of all matches and provided the feeds to Helbiz Media. Helbiz Live expanded its content offering (i) in October 2021 by acquiring the rights to broadcast on its app in Italy two live soccer matches per day during the German Cup (DFB-Pokal) and highlights of each round of the German Cup as well as weekly highlights of NFL football games and other NFL branded content (ii) in November 2021 by partnering with ESPN to broadcast on its App in Italy (a) two NCAA college football games and two NCAA men’s college basketball games per week, (b) 10 NCAA football bowl games, including the semifinals and finals and (c) 20 NCAA men’s basketball tournament games, including the semi-finals and the finals and (iii) in March 2022 by acquiring the rights to stream live and on demand up to four Major League Baseball games weekly, in addition to all playoff games, for three seasons.

In June 2023, the Company received communications from LNPB, the main live content provider, notifying that it was terminating early the agreements related to the commercialization and broadcast of the LNPB content. The communications also requested the immediate payment of the invoices overdue amounting to $11,394. In February 2024, the Company entered into a Settlement agreement with LNPB. In detail, the main amended term was the full satisfaction of the Company’s obligations under the original agreements in exchange of a payment of $5,392, divided in three payments on or prior November 30, 2024, half of the amount has been paid in March 2024. As a result of the early termination of LNPB agreements, Helbiz Media significantly reduced its operations. Helbiz Media represented approximately 41.9% of our revenue in our 2022 fiscal year and 40.4% of our revenue in our 2023 fiscal year.

Helbiz Kitchen

Helbiz Kitchen, was a delivery-only “ghost kitchen” restaurant concept that specializes in preparing healthy-inspired, high-quality, fresh, made-to-order meals. Users were able to order meals on our mobile App for delivery to their home, office or other desired location, and we would prepare and deliver such meals using our e-vehicles.

We launched Helbiz Kitchen in June 2021 with a pilot ghost kitchen in Milan, Italy. Our approximately 21,500 square foot facility in Milan offered six menus of dishes (pizza, hamburgers, poke, salads, sushi and ice cream) for 12 hours a day, seven days a week. We discontinued the Helbiz Kitchen operations in our fiscal 2023. We did not consider revenue from Helbiz Kitch to be material in either our fiscal 2022 or fiscal 2023.

Competition

We provide transportation services, particularly those in the urban micro-mobility category (generally, intra-city trips that less than five miles). As a result, we compete with other modes and providers of transport. For our e-scooter and e-bike sharing services, this includes busses, subways, bicycles, cars, trains, motorcycles, scooters and walking, among other short-distance transportation modes.

Our services compete directly with many transportation-as-a-service (“TaaS”) companies. The market for TaaS networks is intensely competitive and characterized by rapid changes in technology, shifting rider needs and frequent introductions of new service and offerings. We expect competition to continue, both from current competitors, who may be well-established and enjoy greater resources or other strategic advantages, as well as new entrants into the market, some of which may become significant competitors in the future. Our main competitors in the micro-mobility sharing market vary by market but include Lime and Lyft. We also compete with car sharing services such as Uber and Lyft, certain non-ridesharing TaaS network companies, public transportation, taxicab, and livery companies as well as traditional automotive manufacturers, such as BMW, which have entered the TaaS market, among others.

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

Strategy

We have suspended our strategies previously disclosed in in our prior annual report. Those strategies centered on growth. Given our current financial condition and the difficulty of raising capital, our current strategy is to focus our operations on our micromobility offerings in the cities and service areas in which we operate that have the most potential for profitable operations and to continue rentals of our Wheels vehicle. We are considering several options to achieve this strategy including, among others, selling the rights that we have to provide micromobility services in certain cities or regions in which we operate (or selling the subsidiaries offering those services), ceasing to offer micromobility services in certain cities or regions in which we operate and/or reducing the scope of offerings in certain cities or regions in which we operate.

Seasonality

Each city and region where we operate or intend to operate has unique seasonality, events and weather that can increase or decrease rider demand for our platform. We expect to experience different levels of seasonality in each market in which we operate, typically correlated to changes in the number of local residents and visitors. Ride volume can also be impacted by general trends in business or travel and tourism. Certain holidays can have an impact on ride volume on the holiday itself or during the preceding and subsequent weekends. In addition, rain, snow and cold weather tend to increase the demand for car-based transportation but reduce the demand for e-scooter and e-bike rentals.

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

Our intellectual property is secured to a syndicated loan and security agreement entered into in 2021 and amended in 2023.

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

Italy

We operates in Italy in the micro-mobility environment. As of April 9, 2024, we hold licenses in 7 cities in Italy for approximately 2,000 e-vehicles, though the number of vehicles that we offer in these cities is significantly less than that. As of April 9, 2024, we operate in 5 cities Parma, Modena, Pisa, San Benedetto and Turin.

United States

In 2019, we started our expansion to the United States. As of April 9, 2024, we hold 2 sharing licenses, in Tampa (Florida) and Santa Monica (California).

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

The typical supply chain timeline requires on average six-months from manufacturing the e-vehicles, delivery to deploying in the relevant markets. The process depends on the typical supply lines running via sea, train and air. A mix of local suppliers and suppliers based in Asia, are responsible for providing us spare parts for our e-vehicles.

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

Stripe

Under the terms of our arrangement, the service fees for debit and credit card transactions are not calculated on a monthly transaction volume basis. Instead, Stripe provides a consistent billing mechanism that remains in effect as long as the account is open, without the need for expiration dates or custom agreements. This means that our partnership with Stripe continues indefinitely, ensuring a stable and predictable fee structure for all card payments processed through our account.

Segway

According to our agreement with Segway, we acquired approximately 7,000 e-scooters in 2020. Unlike traditional usage-based billing models, Segway implements a fixed fee structure for its technology licensing. This fixed fee applies to any vehicle that has an active SIM card, irrespective of the months of activity or the extent of usage. Each active SIM card comes with a specified amount of data included. Should the usage exceed the included data amount, additional consumption is billed on a pay-as-you-go basis. This pricing model simplifies financial planning for our fleet operations by eliminating variability in monthly fees based on usage, ensuring that costs are predictable and aligned with our operational needs. Furthermore, our partnership agreement with Segway is automatically renewed every year. This arrangement provides us with a continuous and uninterrupted access to Segway's licensed technology, facilitating long-term planning and stability for our e-scooter fleet operations.

Employees

As of March 31, 2024, we have 39 full-time employees, no part-time employees. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees generally are good.

The following table sets out the number of our employees on a full-time basis:

Position	Employees
Management and administration	14
Operations	10
Customer Support	4
Technology/Research & Development	11
Total	39

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

The loan carries interest at 9.2% per annum, which increases in the event of a default under the loan to 13.2%. The interest of the loan is due monthly, but no payments need be made directly by us during the first year as twelve months of interest payments were held in reserve and the first interest payments are paid from that reserve until it is reduced to zero. At closing, we were required to pay in advance an intellectual property insurance premium of 3.5% per annum (or part thereof).

In connection with the loan, we granted the lenders a security interest in certain intellectual property held by us. In the event of a default, the lenders may acquire that intellectual property to settle any amounts due under the loan.

On December 8, 2023, we entered into an Assignment and Release Agreement (the “Assignment Agreement”) by and among the holder of the obligations under the Agreement (the “Assignor”) and YA II PN, Ltd. (the “Assignee”). Pursuant to that Assignment Agreement, in exchange for the settlement amount of approximately $3.6 million, the Assignor assigned and conveyed the aggregate principal amount outstanding (the “Principal”) under a loan agreement the Company entered into with the Assignor on March 23, 2021, to the Assignee. In connection with the Assignment Agreement, we also agreed to grant the Assignee conversion rights subject to the outstanding balance of $5,750,000 (the “New Principal”), the remaining principal, subject to a conversion price of $1.25 per share of common stock of the Company (the “Conversion Price”). As a result, the Assignee may convert the New Principal in its sole discretion at any time on or prior to maturity at the Conversion Price. We may not convert any portion of the New Principal if such conversion would result in the Assignee beneficially owning more than 4.99% of our then issued common stock, provided that such limitation may be waived by the Assignee with 65 days’ notice.

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

Consideration

In exchange for all of the outstanding share capital of Wheels, we issued to security holders of Wheels approximately 6,751,823 Series A convertible preferred stock equal to six and ninety-nine hundredths (6.99%) of our total issued and outstanding common stock immediately prior to the Closing (as may be adjusted downwards pursuant to the terms and conditions of the Amended Merger Agreement). The Series A convertible preferred stock converted into 904 shares of the Company’s Class A common stock upon the approval of the majority of the holders of the Company’s common stock to allow for such issuance under Nasdaq Rule 5635 (the “Stockholder Approval”).

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

The agreements that we entered into with Serie B for rights in Italy are non-exclusive rights. The rights to broadcast in Italy have been sold to two other over-the-top providers pursuant to agreements on the same terms as well as to one provider for terrestrial and/or cable and satellite broadcast. We are required to pay €12 million (approximately $14 million) per year in connection with these right.

In June 2023, the Company received communications from League Serie B notifying if of League Serie B’s early termination of the agreements related to the commercialization and broadcast of the LNPB content. The communications also requested the immediate payment of the invoices overdue amounting to $11.4 million. In February 2024, the Company entered into a Settlement agreement with LNPB pursuant to which the Company’s obligations under the original agreements will be satisfied in exchange of a payment of $5.4 million, divided in three payments on or prior November 30, 2024.

SEPAs

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

As of April 9, 2024, we have drawn down approximately $22.3 million in exchange for the issuance of 43,922,159 shares of common stock.

Agreements with Everli S.P.A.

In the first quarter of 2024, we entered into two agreements with Everli S.P.A. (“Everli”). Everli was founded in 2014 and offers its grocery delivery service across cities in Europe. It is a related party as our President and Chief Executive Officer has a majority equity interest in Everli. One of the agreements was a Service Supply Agreement entered into with our wholly-owned subsidiary, Helbiz Media Italia Srl, and the other is an Agreement on Business Cooperation entered into with our wholly-owned subsidiary, Helbiz DOO.

The Service Supply Agreement concerns Helbiz Media providing design, development, and communication ideas to Everli. Under the terms of the agreement, Everli is to pay us €6 million, approximately $6.5 million, in exchange for our provision of “supply services for Everli according to the consolidated industry practice, from the design phase of the various work streams to the realization of the proposed solutions shared and approved by the client.” There is no timeline for the payment of the funds due under this agreement, and to date no funds have been received under this agreement. The Service Supply Agreement expires on March 1, 2025 unless renewed for successive 60 day periods.

The Agreement on Business Cooperation is an agreement pursuant to which we will provide Everli with (i) software development services and (ii) services for preparing for an initial public offering. Pursuant to the Agreement on Business Cooperation, Everli is to pay us an initial payment of €200 thousands, approximately $220 thousands, within five days of entering into the agreement and a monthly payment of €100 thousands, approximately $110 thousands. This agreement has no fixed term and may be terminated by either party with 30 days’ notice.

Loan from Palella Holdings LLC

On January 31, 2024, we issued a note to Palella Holdings LLC, an entity in which our CEO is the sole shareholder, in exchange for net proceeds of $1,000,000. Pursuant to the terms of the note, we are to pay Palella Holdings LLC $1,000,000 on an interest free basis on January 31, 2025. The note is convertible into shares of our common stock at a conversion price to be agreed upon between us and Palella Holding LLC at the time of such conversions.

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

Summary of Risk Factors

The following is a summary of certain risks that may affect our business, industry and/or financial condition and results of operations:

•	Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•	We have realized significant operating losses to date and expects to incur losses in the future.
•	We will need additional capital to fund our operations, which, if obtained, could result in substantial dilution or significant debt service obligations. We may not be able to obtain additional capital on commercially reasonable terms, which could adversely affect our liquidity and financial position.
•	Issuance of shares of class A common stock pursuant to our SEPA or upon the exercise or conversion of options, warrants or convertible securities will further dilute the outstanding shares of shares of common stock and could adversely impact the price of our Class A common stock.
•	Our financial statements for the fiscal year ended December 31, 2023 include an explanatory paragraph from our auditor indicating that there is substantial doubt about our ability to continue as a going concern.
•	We have debts and may incur additional debts in the future. Our debt repayment obligations may limit our available resources and the terms of debt instruments may limit our flexibility in operating our business.
•	If we breach covenants under our outstanding debts, we could be held in default under such loans, which could accelerate our repayment dates and result in the transfer of our intellectual property.
•	The market for micro-mobility vehicle sharing is in an early stage of growth, and if such market does not continue to grow, grows more slowly than we expect or fails to grow as large as we expect, our business, financial condition and results of operations could be adversely affected.
•	If we are unable to efficiently grow and further develop our network of shared vehicles and manage the related risks, our business, financial condition and results of operations could be adversely affected.
•	If we fail to cost-effectively attract new riders, or to increase utilization of our platform by existing riders, our business, financial condition and results of operations could be adversely affected.
•	We could be subject to claims from riders third parties that are harmed whether or not our platform is in use, which could adversely affect our business, brand, financial condition and results of operations.
•	We will face significant market competition in the transportation industry.
•	We face intense competition and could lose market share to competitors, which could adversely affect our business, financial condition, and results of operations.
•	We depend upon a limited number of third-party manufacturers to produce and test our products and to maintain our payment platform. Any disruptions in the operations of, or the loss of, any of these third parties could adversely affect our business.
•	Our vehicles may experience quality problems from time to time, which could result in product recalls, injuries, litigation, enforcement actions and regulatory proceedings, and could adversely affect our business, brand, financial condition, and results of operations.
•	We may become subject to claims, lawsuits, government investigations and other proceedings that may adversely affect our business, financial condition, and results of operations.
•	We have had to reduce our operations and may need to reduce them further.
•	We depend on key personnel and may not be able to attract and retain qualified personnel necessary for the design, development, marketing, and sale of our services.
•	We rely on third-party payment processors to process payments made by riders on our platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition, and results of operations could be adversely affected.
•	We rely on other third-party service providers and if such third parties do not perform adequately or terminate their relationships, our costs may increase and our business, financial condition and results of operations could be adversely affected.
•	Our marketing efforts to help grow our business may not be effective.
•	Our future success depends on our ability to keep pace with rapid technological changes that could make our current or future technologies less competitive or obsolete.
•	We are subject to intense competition.
•	We will require intellectual property protection and may be subject to the intellectual property claims of others.
•	We may become subject to claims by third parties asserting that we or our employees have infringed or misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.
•	We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful, and have a material adverse effect on the success of our business.
•	Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could adversely affect our business, financial condition, and results of operations.
•	Any actual or perceived security or privacy breach could interrupt our operations and adversely affect our reputation, brand, business, financial condition, and results of operations.
•	Changes in laws or regulations relating to privacy, data protection or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, data protection or the protection or transfer of personal data, could adversely affect our business.
•	Systems failures and resulting interruptions in the availability of our website, applications, platform, or offerings could adversely affect our business, financial condition and results of operations.
•	Our business could be adversely impacted by changes in the Internet and mobile device accessibility of users and unfavorable changes in or our failure to comply with existing or future laws governing the Internet and mobile devices.
•	We rely on mobile operating systems and application marketplaces to make our apps available to the riders, subscribers, and users on our platform, and if we do not effectively operate with or receive favorable placements within such application marketplaces and maintain high rider reviews, our usage or brand recognition could decline and our business, financial results and results of operations could be adversely affected.
•	Defects, errors or vulnerabilities in our applications, backend systems or other technology systems and those of third-party technology providers could harm our reputation and brand and adversely impact our business, financial condition, and results of operations.
•	We may be subject to theft, loss, or misuse of personal data about our employees, customers, or other third parties, which could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.
•	The price of our common stock likely will be volatile like the stocks of other early-stage companies.
•	Our common stock was delisted from the Nasdaq Capital Market
•	We have broad discretion in the use of our existing cash, cash equivalents and may not use them effectively.
•	We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.
•	Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to decline.
•	We have authorized shares of preferred stock and the issuance of any such shares could contain preferred or super voting power.

Risks Related to Our Business and Industry

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We were incorporated as a Delaware corporation in October 2015 for the purpose of becoming a seamless transportation and payment ecosystem for micro-mobility vehicle sharing. Since inception, we have devoted substantially all of our resources to building our intellectual property portfolio, planning our business, raising capital and providing general and administrative support for these operations. Further, we have no history of profitability. If we do not generate positive cash flow in a timely manner and attain profitability, we may not be able to remain in business. We are also subject to business risks associated with new business enterprises, including risks relating to the development and testing of our product, software, initial and continuing regulatory compliance, privacy and data storage matters, vendor manufacturing costs, product production and assembly, and the competitive and regulatory environments in the multiple regions in which we operate. We expect our financial condition and operating results to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as an early-stage company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances. It is difficult to forecast our future results, and we have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed to achieve our growth projections are subject to inherent risks and uncertainties involved in the transition from a start-up company. Market conditions, many of which are outside of our control and subject to change, including general economic conditions, the impacts and ongoing uncertainties created by the COVID-19 pandemic, the war in Ukraine and the Middle East, fuel and energy prices, regulatory requirements and incentives, competition and the pace and extent of vehicle electrification generally, will impact demand for our business, prospects, financial condition and operating results.

We have realized significant operating losses to date and expects to incur losses in the future.

We have operated at a loss since inception, and we expect these losses to continue into at least our 2024 fiscal year if not beyond. Our net loss for the years ended December 31, 2023, and 2022 was $62.1 million and $82.1 million, respectively. We might not ever be profitable or generate sufficient profits to distribute dividends to our shareholders. Until we achieve profitability, we will have to seek other sources of capital to continue operations.

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

Capital raises were the primary reason that the total outstanding shares at our common stock increased from 2,172 at December 31, 2021, to 37,129 at March 24, 2023 and to 45,185,172 as of April 9, 2024. Our continued need for capital may result in such hyper dilution in the future. We may seek to increase cash reserves through the sale of additional equity or debt securities or through the sale of assets (including operating subsidiaries). The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. Financing might not be available in amounts or on terms acceptable to us, if at all. Any failure to raise additional funds on favorable terms could have a material adverse effect on our liquidity and financial condition.

Issuance of shares of class A common stock pursuant to our SEPA or upon the exercise or conversion of options, warrants or convertible securities will further dilute the outstanding shares of shares of common stock and could adversely impact the price of our Class A common stock.

We have entered into SEPAs pursuant to which we could issue shares of class A common stock in materially large amounts. In the past eighteen months, we have sold 44,170,960 shares of common stock (out of 45,185,172 currently outstanding) pursuant to the SEPAs for approximately $55.8 million. Additionally, in 2021 and 2022, we converted approximately $43.8 million held by the counterparty to the SEPAs into approximately 14,187 shares of Class A common stock. Any issuances of class A common stock pursuant to the SEPA or upon the conversion of outstanding convertible debt (totaling approximately $9.2 million as of April 9, 2024).

In tandem with the hyper dilution caused by our equity issuances, the market price of our common stock has markedly decreased. By way of example, the per share price for a share of our common stock has dropped from $41,175 as at December 31, 2021, to $982.50 at December 30, 2022, to $0.073 at December 31, 2023 to $0.0080 at April 9, 2024. The per share price of our class A common stock may be adversely affected by any such future dilutive stock issuances.

Our financial statements for the fiscal year ended December 31, 2023 include an explanatory paragraph from our auditor indicating that there is substantial doubt about our ability to continue as a going concern.

The auditor’s opinion accompanying our audited financial statements for the year ended December 31, 2023, include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern as a result of recurring losses from operations and negative cash flows. Since inception, we have devoted substantially all of our resources to initiating our micro-mobility services in various cities, building our intellectual property portfolio, planning our business, raising capital and providing general and administrative support for these operations. We expect our financial condition and operating results to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control.

We have debts and may incur additional debts in the future. Our debt repayment obligations may limit our available resources and the terms of debt instruments may limit our flexibility in operating our business.

As of December 31, 2023, we had total outstanding notes and bonds in a principal amount of approximately $16.8 million, mostly comprised of unsecured loans from an Italian bank and institutional investors, funds provided under a Loan and Security Agreement and convertible debentures and notes issued to Yorkville. Subject to the limitations under the terms of our existing debt, we may incur additional debt, secure existing or future debt or refinance our debt. In particular, we may need to incur additional debts to fund our activities, and the terms of such financing may not be attractive.

Since our common stock has been delisted from the Nasdaq Capital Market, the dollar volume of our publicly traded shares has significantly decreased. We believe that this decrease in the dollar volume of our shares makes it harder for convertible note holders to have their notes repaid through the conversion of debt than in cash, which in turn increases our need for future financings.

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

In addition, in connection with the loan under the Loan and Security Agreement entered into with various creditors on March 23, 2021 and subsequently amended and assigned, we granted a security interest in our intellectual property. If we were to default and our intellectual property were to be acquired, we could not continue our operations as currently carried out.

Risks Related to Our Business Operations

Risks to Our Micro-Mobility Business

The market for micro-mobility vehicle sharing is in an early stage of growth, and if such market does not continue to grow, grows more slowly than we expect or fails to grow as large as we expect, our business, financial condition and results of operations could be adversely affected.

The market for micro-mobility vehicle sharing is new and unproven, and it is uncertain whether demand for our services will grow and achieve wide market acceptance. Our success depends on the willingness of people to widely adopt micro-mobility vehicle sharing. If the public does not perceive such sharing as beneficial, or chooses not to adopt it as a result of concerns regarding safety, affordability or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms or otherwise, then the market for our micro-mobility sharing network may not further develop, may develop more slowly than we expect or may not achieve the growth potential we expect, any of which could adversely affect our business, financial condition and results of operations.

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

We are subject to claims, lawsuits, investigations and other legal proceedings relating to injuries to riders or third parties that are attributed to us through our offerings, and such claims, lawsuits, investigations and other proceedings may increase in the future. Although we fundamentally disagree with many of the lawsuits against us, as of December 31, 2023 and December 31, 2022, we concluded that certain losses on litigation were probable and reasonably estimable. As a result, we recorded in our audited financial statement for our 2023 fiscal year and our 2022 fiscal year accruals for legal contingencies amounting to $4.0 million and $2.7 million, respectively.

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

For example, we were a defendant in a putative class action suit in New York relating to an initial coin offering of a crypto currency, the HBZ coin, conducted by HBZ Systems PTE Ltd. (“HBZ Systems”) in early 2018. Although HBZ Systems has some common ownership with us, we consider it an unrelated party. Following the initial coin offering, HBZ Systems had entered into an arms’-length loan agreement pursuant to which we received a loan of $1,361,717 with a 9% interest rate per annum (as disclosed in our financial statements), fully repaid during 2021. we received no other funds from HBZ Systems.

As part of the loan agreement, we and HBZ Systems also entered into a Software Development and Service Agreement (“Software Development and Service Agreement”). Pursuant to the Software Development and Service Agreement, we agreed to design and create a shared mobility platform, integrate the HBZ coin as a payment method on that shared mobility platform, and integrate the purchasing and transfer of HBZ coins directly into the platform. By March 2019, we had provided all of the services required under the Software Development and Service Agreement and the HBZ coin had been successfully integrated into the platform. Ultimately, the efforts to create a viable long-term coin were unsuccessful. Despite our efforts, there was minimal adoption from customers of the HBZ coin. In light of the significant expenses associated with keeping the HBZ coin on the platform, in August 2019, we and HBZ Systems mutually agreed to remove the HBZ coin from the our platform.

Although this suit was dismissed with prejudice, plaintiffs appealed the dismissal, and in October 2021, the plaintiffs won their appeal to have the suit not dismissed. Defending this litigation required a substantial amount of funds and our management’s time. The plaintiffs brought this action again in New York in March 2022.

The results of any such claims, lawsuits, arbitration proceedings, government investigations or other legal or regulatory proceedings cannot be predicted with certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention and divert significant resources. Determining whether to maintain reserves for litigation and the amount of any such reserves is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, financial condition, and results of operations. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, and results of operations. Furthermore, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers.

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

We have had to reduce our operations and may need to reduce them further.

We had intended to expand our micro-mobility sharing platform to new cities, to offer additional types of shared vehicles and to offer additional micro-mobility options in our existing cities. Instead, we have reduced our operations by eliminating our Helbiz Media and Helbiz Kitchen operations and by reducing the number of cities in which we offer our micro-mobility sharing platform and the fleets offered through our platform. Additional reductions in our operations will likely decrease our revenue and could make us a less appealing option for investors and strategic partners.

We depend on key personnel and may not be able to attract and retain qualified personnel necessary for the design, development, marketing, and sale of our services.

Our future success depends on the efforts of key personnel, especially Salvatore Palella, the Chief Executive Officer. The loss of services of any key personnel may have an adverse effect on us. We might not be successful in attracting and retaining the personnel we require to develop and market our business and conduct operations. The loss of one or more of our key employees or inability to attract, retain and motivate qualified personnel could negatively impact our ability to design, develop, and sell our service.

If regional instability were to spread, our operations could be adversely affected

We conduct a substantial portion of our operations in Italy. In February 2022, Russia invaded Ukraine and the resulting war is ongoing. As a member of the North Atlantic Treaty Organization (“NATO”), if the war in Ukraine were to spread into a NATO country, Italy would be required, pursuant to the terms of NATO membership, to treat such action as an attack on its own territory. Any spread of the conflict in Ukraine to other European countries, especially NATO ones, could cause Italy to join such conflict. Such spread of the conflict could cause us to curtail or suspend our Italian operations, affect the commuting and spending patterns of our users or adversely affect the Italian economy. Additionally, the consequences of the continued war in the Middle East are unknown and could complicate our operations in Europe or the United States.

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

Our success depends in part on our relationships with other third-party service providers. For example, we rely on third-party encryption and authentication technologies licensed from third parties that are designed to securely transmit personal information provided by riders on our platform. Further, from time to time, we may enter into strategic commercial partnerships in connection with the development of new technology, the provision of new or enhanced offerings for users on our platform and our expansion into new markets. If any of our partners terminates their relationship with us or refuses to renew their agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable timeframe. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition, and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to quality standards or safety concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

We incorporate technology from third parties into our platform. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our platform containing that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition, and results of operations.

Our marketing efforts to help grow our business may not be effective.

Promoting awareness of our offerings is important to our ability to grow our business and to attract new riders, subscribers and users and can be costly. Although we believed that much of the growth in our rider, subscriber and user base would be attributable to our paid marketing initiatives, our ridership in the past year has decreased. Our marketing efforts currently include referrals, affiliate programs, free or discount trials, partnerships, display advertising, television, billboards, radio, video, content, direct mail, social media, email, hiring and classified advertisement websites, mobile “push” communications, search engine optimization and keyword search campaigns. We may not be able to increase our user base without a substantial increase in the amount that we spend on our marketing efforts. Even if we successfully increase revenue as a result of our paid marketing efforts, we may not offset the additional marketing expenses we incur.

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

Rapid, significant, and disruptive technological changes continue to impact the industries in which we operate. Our competitors or others might develop technologies that are more effective than current or future technologies, or that render our technologies less competitive or obsolete. If competitors introduce superior Technologies and we cannot make upgrades to our process to remain competitive, our competitive position, and in turn our business, revenues, and financial condition, may be materially and adversely affected. Further, many of our competitors may have superior financial and human resources deployed toward research and development efforts. We are relatively constrained financial and human resources may limit our ability to effectively keep pace with relevant technological changes.

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

If a pandemic, epidemic, or outbreak of an infectious disease occurs in the United States or worldwide or is extended through new variants, our business may be adversely affected. The severity, magnitude and duration of any such pandemic would be uncertain and rapidly changing. For example, adverse market conditions resulting from the spread of COVID-19 materially adversely affected our business and value of our common stock. For example,

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

The stock markets in general and the markets for early-stage stocks have experienced extreme volatility. The market for the common stock of smaller companies such as ours is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will be more volatile than the shares of such larger, more established companies for the indefinite future. In 2023, the closing price of our common stock on the Nasdaq Capital Market fluctuated between a high of $3,195 to a low of $0.073.

In addition to the factors discussed in this “Risk Factors” section, price declines in our common stock could also result from general market and economic conditions and a variety of other factors, including:

•	continued hyper dilution of our common stock;
•	adverse actions taken by regulatory agencies with respect to our products;
•	announcements of technological innovations, patents or new products by our competitors;
•	regulatory developments in the United States and foreign countries;
•	any lawsuit involving us or our product candidates;
•	announcements concerning our competitors, or the industry in which we compete in general;
•	developments concerning any strategic alliances or acquisitions we may enter into;
•	actual or anticipated variations in our operating results;
•	changes in recommendations by securities analysts or lack of analyst coverage;
•	deviations in our operating results from the estimates of analysts;
•	our inability, or the perception by investors that we will be unable, to continue to meet all applicable requirements for continued listing of our common stock on the Nasdaq Capital Market, and the possible delisting of our common stock;
•	sales of our common stock by our executive officers, directors and principal stockholders or sales of substantial amounts of common stock; and
•	loss of any of our key management personnel.

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. Any such lawsuit could consume resources and management time and attention, which could adversely affect our business.

Our common stock was delisted from the Nasdaq Capital Market

On December 20, 2023, our common stock was delisted from the Nasdaq Capital Market for failure to meet continued listing requirements. As a result, our common stock trades upon the OTC Pink Sheets. Historically, stock that trades on the OTC Pink Sheets has had a lower volume than a stock that trades on a national securities exchange. We believe that the resulting material adverse consequences include:

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

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, capital raises were the primary reason that the total outstanding shares at our common stock increased from 2,172 at December 31, 2021, to 37,129 at March 24, 2023 and to 45,185,172 as of April 9, 2024. In tandem with the hyper dilution caused by our equity issuances, the market price of our common stock markedly decreased from a per share price of $41,175 as at December 31, 2021, to $982.50 at December 30, 2022, to $0.073 at December 31, 2023 to $0.0080 at April 9, 2024. The per share price of our class A common stock may be adversely affected by any such future dilutive stock issuances.

We have authorized shares of preferred stock and the issuance of any such shares could contain preferred or super voting power.

We are authorized to issue shares of preferred stock, the terms of which may be set by our Board of Directors without any additional input from our shareholders. If we were to issue shares of preferred stock with preferred or super voting power, something that we believe could occur in connection with the retirement of significant debt or a larger capital raise, the holders of our common stock could lose a significant portion of their voting power and the ability to control the direction of our company. The holders of any such preferred stock with preferred or super voting power may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the securities, and might ultimately affect the market price of shares of common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company recognizes the critical importance of developing, implementing, and maintaining good cybersecurity measures to safeguard its information systems and protect its data's confidentiality, integrity, and availability.

As part of the Company’s overall risk management system, the Company has diligently protected and secured physical, virtual, and cloud assets. The Company has deployed monitoring systems, multifactor authentication (MFA), and single-sign-on (SSO) to ensure user accounts are protected from external cybersecurity threats.

Risks from Cybersecurity Threats

As of the date of this filing, the Company has not encountered any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. The Company’s strategy is to mitigate risks preventatively; however, no assurances can be provided that there will not be incidents in the future or that they will not materially affect the Company.

Governance

The Company’s Board of Directors is responsible for identifying the principal risks of the Company’s business and ensuring that those risks are effectively managed. The Company’s Chief Technology Officer is responsible for assessing and managing the Company’s risks from cybersecurity threats and has multiple years of prior work experience in roles involving information technology. The Chief Technology Officer is informed about, and monitors the prevention, detection, mitigation and remediation of, cybersecurity incidents through his management of, and participation in, the monitoring systems and processes described above. The Chief Technology Officer reports information about such risks to the Company’s Chief Executive Officer and Chief Financial Officer, who then would report information to the Company’s Board of Directors. When appropriate, the Chief Technology Officer would be invited by management to present information to the Company’s Board of Directors.

ITEM 2. PROPERTIES

Our headquarter is located at 500 Broome Street, New York, NY. Additionally, in each area in which we operate we lease an industrial space for the storage, repair and charging of our vehicles.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Common Stock

Our Class A common stock was listed on the Nasdaq Capital Market under the symbol “HLBZ” until December 20, 2023 at which date it was traded on the OTC Pink Sheets. The following table sets forth, for the periods indicated the high and low closing prices of our common stock on the Nasdaq Capital Market or OTC Pink Sheets as reported by Yahoo Finance.

	High Closing Price	Low Closing Price
Fiscal Year 2024 (quarter ended)
March 31, 2024	$0.070	$0.005

Fiscal Year 2023 (quarter ended)
December 31, 2023	$8.85	$0.073
September 30, 2023	$19.35	$8.40
June 30, 2023	$435.00	$16.95
March 31, 2023	$3,195.00	$549.00

The last reported sales price for our shares of common stock on the Nasdaq Capital Market as of April 9, 2024, was $0.0080 per share. As of April 9, 2024, we had approximately 93 shareholders of record for our common stock.

Transfer Agent

The transfer agent for our common stock is Continental Stock Transfer & Trust Company. The transfer agent and warrant agent’s telephone number and address is (212) 509-4000 and 1 State Street, 30th Floor, New York, NY. 10004.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business and do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will depend upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Nasdaq Compliance

On December 20, 2023, our common stock was delisted from the Nasdaq Capital Market for failure to meet continued listing requirements. As a result, our common stock trades upon the OTC Pink Sheets. Historically, stock that trades on the OTC Pink Sheets has had a lower volume than a stock that trades on a national securities exchange. We believe that the resulting material adverse consequences include:

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

The following discussion refers to our financial results for the years ended December 31, 2023, December 31, 2022. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refers to micromobility.com, Inc. and its affiliates. Except for per share data and as otherwise indicated, all dollar amounts set out herein are in thousands.

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

The Company currently has a strategic footprint with office in New York. The Company currently has electric vehicles operating in the United States and Europe.

2022 Wheels Business Combination

On November 18, 2022, micromobility.com, Helbiz Merger Sub, Inc. a wholly owned subsidiary of micromobility.com and Wheels Labs, Inc. (“Wheels”), entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) for the sale and purchase (the “Business Combination”) of the entire issued corporate capital of Wheels pursuant to which the equity holders of Wheels sold their capital stock in Wheels to micromobility.com. The Business Combination closed on November 18, 2022. Wheels is an international group operating in the micro-mobility business by sharing e-vehicles through an IT platform.

Recent events

On March 30, 2023, the Company enacted a one-for-fifty (1:50) reverse split of the Company’s issued and outstanding shares of common stock and a change in name from “Helbiz, Inc.” to “micromobility.com, Inc.”. On December 4, 2023, the Company enacted an additional one-for-one-hundred-fifty (1:150) reverse split of the Company’s issued and outstanding shares of common stock.

On June 15, 2023 and June 28, 2023, the Company received communications from the main live content provider, LNPB (Lega Nazionale Professionisti Serie B), notifying the early termination of the agreements related to the commercialization and broadcast of the Italian Serie B content. The communications also requested the immediate payment of the invoices overdue amounting to $11,394. In February 2024, the Company entered into a Settlement agreement with LNPB. In detail, the main amended term was the full satisfaction of the Company’s obligations under the original agreements in exchange of a payment of $5,392, divided in three payments on or prior November 30, 2024, half of the amount has been paid in March 2024.

During the year ended December 31, 2023, the Company decided to close the business line related to the food delivery services, which was in a start-up phase.

On December 20, 2023, our common stock was delisted from the Nasdaq Capital Market for failure to meet continued listing requirements. As a result, our common stock trades upon the OTC Pink Sheets.

Consolidated Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

Comparison of the Years ended December 31, 2023, and 2022

The following table summarizes our consolidated results of operations for the years ended December 31, 2023, and 2022.

	Year ended December 31,
	2023	2022
Revenue	$9,844	$15,538
Operating expenses:
Cost of revenue	28,975	41,625
General and administrative	22,917	25,569
Impairment of assets	16,683	10,390
Sales and marketing	2,837	8,712
Research and development	2,439	2,741
Total operating expenses	73,851	89,037

Loss from operations	(64,007)	(73,499)
Total non-operating income (expenses), net	2,010	(8,551)
Income Taxes	(58)	(24)
Net loss	$(62,055)	$(82,074)

	Year ended December 31,
	2023	2022
Revenue	100%	100%
Operating expenses:
Cost of revenue	294%	268%
General and administrative	233%	165%
Sales and marketing	29%	56%
Research and development	25%	18%
Impairment of assets	169%	67%
Total operating expenses	750%	573%

Loss from operations	(650)%	(473)%
Total non-operating income (expenses), net	20%	(55)%
Income Taxes	(1)%	(0)%
Net loss	(630)%	(528)%

Net Revenue

	Year Ended December 31,
	2023	2022	% Change
Mobility Revenues	$5,269	$8,430	(37)%
Media Revenues	3,975	6,507	(39)%
Other Revenues	600	601	(0)%
Total Net Revenues	$9,844	$15,538	(37)%

Total Net revenues decreased by $5,694, or 37%, from $15,538 for the year ended December 31, 2022, to $9,844 for the year ended December 31, 2023. This decrease was primarily due to: a) the decrease of Media revenues for the early termination of the LNPB agreements, and b) the decrease of Mobility revenues driven by the Company’s strategy to exit not profitable market in order to decrease the operating cash burn.

Mobility revenues

Mobility revenues decreased by $3,161, or 37%, from $8,430 for the year ended December 31, 2022, to $5,269 for the year ended December 31, 2023.

As shown in the paragraph Mobility - Key Financial Measures and Indicators, Trips and AAPUs decreased in the mobility business in the periods analyzed. The decreases are explained by the Company’s strategy to decrease the Company’s operating cash which resulted in closing multiple locations in Italy and United States, during the year.

 Media revenues

On June 15, 2023, and June 28, 2023, the Company received communications from the main live content provider, LNPB, notifying the early termination of the agreements related to the commercialize and broadcast of the Italian Serie B content. The early termination generated a significant decrease in Media revenues.

Media revenues decreased by $2,532, or 39%, from $6,507 for the year ended December 31, 2022, to $3,975 for the year ended December 31, 2023. The decrease is mainly explained by the early termination of LNPB agreements.

Cost of Revenue

	Year Ended December 31,
	2023	2022	% Change
Mobility - Cost of revenues	$16,739	$20,463	(18)%
Of which Amortization, Depreciation and write-off	7,937	5,675	40%
Media - Cost of revenues	10,001	19,154	(48)%
Other - Cost of revenues	2,235	2,008	11%
Total - Cost of revenues	28,975	41,625	(30)%

Cost of Revenue decreased by $12,650 or 30%, from $41,625 for the year ended December 31, 2022, to $28,975 for the year ended December 31, 2023. This decrease was primarily due to: a) the early termination of the LNPB agreements, occurred in June 2023 and b) the decrease of Mobility activities driven by the Company’s strategy to exit not profitable market in order to decrease the operating cash burn.

Mobility Cost of revenues

Mobility cost of revenues shows a decrease of $3,724 or 18% mainly driven by the closing of multiple locations in Italy and United States, in line with the Company’s strategy to decrease the operating cash used by the micro-mobility business. Mobility cost of revenues recorded during the year ended December 31, 2023, is also highly impacted by the vehicle deposits write-offs amounting to $3,010. Removing the mentioned 2023 write-offs, considered a non-recurring transaction, the decrease of the Mobility Cost of revenues would result in a $6,734 or 33%, for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Media Cost of revenues

Cost of Revenues related to Media decreased by $9,153, or 48% in the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease is mainly driven by the decrease in media content acquired during the period, including the early termination of LNPB agreements, occurred in June 2023.

Sales and marketing

	Year Ended December 31,
	2023	2022	% Change
Sales and marketing	$2,837	$8,712	(67)%

Sales and marketing expenses decreased by $5,875 or 67%, from $8,712 for the year ended December 31, 2022, to $2,837 for the year ended December 31, 2023.

The decrease is explained by the Company’s strategy to decrease the Company’s operating cash burn. In detail, during 2023 the Company took the following actions: a) drastically reduced the marketing campaigns in terms of budget, b) exited from multiple consultancy agreements with communication and marketing providers, and c) decrease the workforce involved in the marketing department.

Research and Development

	Year Ended December 31,
	2023	2022	% Change
Research and development	$2,439	$2,741	(11)%

Research and Development expenses decreased by $302 or 11% from $2,741 for the year ended December 31, 2022, to $2,439 for the year ended December 31, 2023. The 26% decrease is mainly driven by the exiting of a few IT engineering employees, not replaced.

General and Administrative

	Year Ended December 31,
	2023	2022	% Change
General and administrative	$22,917	$25,569	(10)%
Of which Stock-based Compensation	351	2,856	(88)%

General and Administrative expenses decreased by $2,652 or 10% from $25,569 for the year ended December 31, 2022, to $22,917 for the year ended December 31, 2023.

The decrease is mainly driven by the following reasons: a) reduction of stock-based compensation by $2,505 or 88%, highly impacted by the decrease of the Company’s market capitalization, and b) decrease of D&O insurance costs for $2.4 million, renegotiated during 2023; c) partially compensated by $2.7 million of expenses recorded for increase in litigation accruals.

Impairment of assets

 The decline in the Company’s market capitalization, the reduction of the mobility operations, and the adverse macroeconomic environment were the main impairment indicators for the years ended December 31, 2023, and 2022. As a result, during the years ended December 31, 2023, and 2022, the Company identified impairment indicators which indicate that the fair values of Wheels and MiMoto assets, respectively were below their carrying values.

The table below shows the Impairment of assets composition for the years ended December 31, 2023, and 2022.

	Year Ended December 31,
	2023	2022
Goodwill	$13,826	$9,264
Intangible assets, net	2,857	1,126
Total Impairment of assets	$16,683	$10,390

Total non-operating income (expense), net

	Year ended December 31,
	2023	2022	% Change

Interest expense, net	$(6,010)	$(7,141)	(16)%
Gain (loss) on extinguishment of financial debts	12,032	(2,065)	(683)%
SEPA financial income (expenses), net	(4,215)	—	—
Other income (expenses), net	202	655	(69)%
Total non-operating income (expenses), net	$2,010	$(8,551)	(124)%

 Non-operating income (expense), net, decreased by 124% or $10,561 from $8,551 of expenses for the year ended December 31, 2022, to $2,010 of income for the year ended December 31, 2023.

Interest expenses, net

Interest expenses decreased by $1,131, or 16%, from $7,141 for the year ended December 31, 2022, to $6,010 for the year ended December 31, 2023. Such decrease is mainly driven by the overall decrease of the Company’s financial liabilities.

Gain (loss) on extinguishment of financial debts

Loss on extinguishment of debt amounted to $2,065 for the year ended December 31, 2022, while a gain of $12,032 was recorded for the year ended December 31, 2023.

The loss recorded in 2022 was related to the 2021 Convertible debt amendment which has been considered as an extinguishment of the original 2021 Convertible Notes.

The 2023 gain is mainly related to the settlement of the secured loan; in detail, on November 27, 2023, the Company entered into a Settlement and Release Agreement with the institutional lender, amending the original loan agreement which had a principal outstanding of $15,000. The main amended term was the full satisfaction of the obligations under the original loan agreement in exchange of a payment of $3,595, on or prior December 8, 2023. The difference between the principal and the amount settled, amounting to $11,405 represents the gain.

SEPA financial income (expenses), net

At inception of the two 2023 SEPAs the legal and Commitment fees amounted to $1,611 have been recorded as SEPA financial expenses. The Company also recorded as SEPA financial income (expenses), net, the difference between the purchase price of each Advance Notice delivered to YA II PN (92% or 95% of the Market Price), Ltd and the fair value of the Class A Common Shares issued to YA II PN, Ltd on the date of the Advance Notice for a cumulative expenses, net of $2,604.

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

Trips.    We define Trips as the number of completed rides in a given year. To further clarify, a single-use Helbiz ride is recognized as a unique “Trip” upon completion of each ride. We believe that Trips is a useful metric to measure the usage of our platform.

Active Markets.    We track the number of active markets (cities).

Italian licenses

We are an operator in Italy in the micro-mobility environment. In 2023, we provided e-mobility services in the following Italian cities:

•       e-scooter services: Rome, Milan, Turin, Naples, Parma, Palermo, Collegno, Pisa, Modena, Ravenna, Bari, Cesena, Catania and San Benedetto del Tronto.

In detail, during the year ended December 31, 2023, we closed the following areas: Rome, Milan, Naples, Collegno, Bari, Cesena and Ravenna.

United States licenses

In 2023, we provided e-mobility services, either sharing or long-term rental proposal, in the following United States areas:

•       Miami Lakes (Florida), Miami Dade (Florida), Orlando (Florida), Tampa (Florida), Honolulu (Hawaii) Los Angeles (California), Santa Monica (California), University of Massachusetts (Massachusetts), New York (New York) and Austin (Texas);

In detail, during the year ended December 31, 2023, we closed the following areas: Miami Lakes (Florida), Miami Dade (Florida), Orlando (Florida), Honolulu (Hawaii) Los Angeles (California), University of Massachusetts (Massachusetts) and Austin (Texas).

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

As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents of $128, and SEPA agreement entered during the year ended December 31, 2023.

On March 8, 2023, the Company entered into another Standby Equity Purchase Agreement (“2023 March SEPA”) with YA II, Ltd. Pursuant to the 2023 March SEPA, the Company has the right, but not the obligation, to sell to YA up to $50,000 of its shares of Class A Common Stock at any time during the 24 months. To request a purchase, the Company submits an Advance Notice to YA specifying the number of shares, it intends to sell. As of December 31, 2023 only $28,146 remained available under the March 2023 SEPA.

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

Indebtedness

The following table summarizes our indebtedness as of December 31, 2023.

	Weighted Average Interest Rate	Maturity Date	December 31, 2023	December 31, 2022
Secured convertible loan, net	9%	2024	3,764	—
Convertible debts, net	5%	2024	3,217	14,372
Secured loan, net	13%	2023	—	14,224
Unsecured loans, net	7%	Various	7,715	10,935
Other financial liabilities	N/A	Various	672	886
Total Financial Liabilities, net			15,370	40,418
Of which classified as Current Financial Liabilities, net			13,528	33,244
Of which classified as Non-Current Financial Liabilities, net			1,842	7,174

Our financial liabilities, net decreased by 62% or $25,048 from $40,418 for the year ended December 31, 2022, to $15,370 for the year ended December 31, 2023.

The decrease is mainly explained by the Company’s strategy to decrease its financial exposure. In detail, during 2023 the Company took the following actions: a) settlement agreement with the Secured loan holders, partially compensated by the opening of a new secured convertible loan, and b) repayment of unsecured loans and convertible debts, using SEPA Advance Notices.

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

Future annual minimum lease payments as of December 31, 2023, are as follows:

	Leases
Year ended December 31,	Operating	Finance
2024	$454	$72
2025	184	15
2026	191	—
Thereafter	213	—
Total minimum lease payments	$1,042	$87
Less: Amounts representing interest not yet incurred		(4)
Present value of finance lease obligations		83
Less: Current portion		67
Long-term portion of finance lease obligations		15

The main operating lease agreement is related to the store located at 500 Broome Street, New York, NY. The cumulative lease payments for the next years are $760.

Securities outstanding as of December 31, 2023

As of December 31, 2023, we had the following outstanding securities:

December 31, 2023
Class A Common Shares	8,856,230
Total Common Shares outstanding	8,856,230

Preferred stock	—
Total Preferred Stock outstanding	—

Warrants	2,641
Stock Option Plans	1,062
Restricted Stocks granted	21
Total Warrants, Restricted Stocks and Stock Options outstanding	3,724

Common Shares and Preferred stocks

As of December 31, 2023, the Company’s charter authorized the issuance of up to 900,000,000 shares of Class A common stock, $0.00001 par value per share, and 100,000,000 shares of preferred stock at $0.00001 par value per share.

Standby Equity Purchase Agreement

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

During the year ended December 31, 2023, the Company delivered multiple advance notices for the sale of 8,522,159 shares of Class A Common Stock, resulting in cumulative gross proceeds of $21,854. As a result, on December 31, 2023, $28,146 remained available under the March 2023 SEPA.

Related Party Transactions

CEO conversion of deferred salaries

During the year ended December 31, 2023, our majority shareholder and CEO converted a portion of his deferred salaries, totaling $78, into 87 shares of Class A Common Stock.

Board members conversion of deferred salaries

During the year ended December 31, 2023, board members converted a portion of their deferred salaries, totaling $69, into 1,062 Warrants to purchase shares of Class A Common Stock with a strike price of $174.00 and 5-years from issuance as expiration date.

During the year ended December 31, 2023, a board member who served as consultant before joining the Board converted portion of his previous invoices, totaling $90, into 397 shares of Class A Common Stock, generating a gain for the Company amounted to $25.

CEO Purchase of Series B Preferred Stock

On March 13, 2023, the Company issued 3,000 Series B Preferred Stock to the Company’s CEO for an aggregate purchase price of $0.5. Series B had no voting rights, except that each share of Series B was entitled to 80,000 votes at a shareholder meeting on whether to enact a reverse stock split. Holder of the Company’s Series B was required to vote any proposal for a reverse stock split on a “mirrored” basis. This meant that the Series B holder was required to cast their votes “For” and “Against” each such proposal in the same proportions as the holders of Company’s Class A Common stock eligible and voting at the Special Meeting cast their votes, in the aggregate. On March 30, 2023, the Company’s Series B Preferred Stock have been redeemed following the stockholder meeting for $0.01 per share. As of December 31, 2023, there were 0 shares of Series B Preferred Stock issued and outstanding.

Conversion of Class B Common Stock

On August 12, 2023, the 1,897 shares of Class B common stock automatically converted into 1,897 shares of Class A common stock. On August 12, 2021, the Company issued the Class B Common Stock to the Company’s CEO, with the clause of an automatic conversion into Class A Common Stock on the second anniversary of the issuance (August 12, 2023).

Related party shipping

During the year ended December 31, 2023, the Company recorded as Cost of Revenues $56 for shipping services provided by a related party. The service provider is a Company whose CEO is a parent of the CEO of micromobility.com.

2022 transactions

During the twelve months ended December 31, 2022, our majority shareholder and CEO has lent Helbiz funds on an interest-free basis for cumulative gross proceeds of $492. The amount has been repaid between a combination of cash for $237 and issuances of 527,425 shares of Class A Common Stock for $254.

On November 18, 2022, Wheels Business Combination date, our majority shareholder and CEO purchased from a Wheels investor, a Wheels unsecured note for its principal amount $750. On November 22, 2022, Helbiz Inc CEO converted the entire amount into 4,019,293 shares of Class A Common Stock.

 Contractual Obligations and Commitments

LNPB Commitment

During 2021, the Company decided to enter into a new business line: the acquisition, commercialization and distribution of contents including live sport events to media partners and final viewers. In order to commercialize and broadcast media contents, the Company entered into non-cancellable Content licensing and Service agreements with multiple partners such as LNPB. In June 2023, the Company received communications from LNPB, the main live content provider, notifying that it was terminating early the agreements related to the commercialization and broadcast of the LNPB contents. The communications also requested the immediate payment of the invoices overdue amounting to $11,394. In February 2024, the Company entered into a Settlement agreement with LNPB. In detail, the main amended term was the full satisfaction of the Company’s obligations under the original agreements in exchange of a payment of $5,392, divided in three payments on or prior November 30, 2024, half of the amount has been paid in March 2024. As a result of the early termination of LNPB agreements, Helbiz Media significantly reduced its operations.

Litigation

The Company is from time to time involved in legal proceedings, claims, and regulatory matters, indirect tax examinations or government inquiries and investigations that may arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages.

As of December 31, 2023, and December 31, 2022, the Company concluded that certain losses on litigation were probable and reasonable estimable; as a result, the Company recorded as Accruals for legal contingencies, included in Other Current liabilities; $3,978 and $2,710, respectively.

The Company recorded $2,701 and $650 on the Consolidated statement of operations for the years ended December 31, 2023 and December 31, 2022, respectively; included in General & Administrative expenses for additional contingency losses over litigations reasonably estimated and categorized as probable.

As of December 31, 2023, legal contingencies related to Wheels amounted to $1,613 while $2,365 are related to micromobility.com. In detail, Wheels has been named in various lawsuits related to the use of Wheels’s vehicles in US cities and in certain matters involving California Labor Code violations and the classification of individuals as independent contractors rather than employees. Micromobility.com claims are related to a previous investor who has claimed financial losses for breaching contractual obligations.

The range of loss for the Company’s legal contingencies accrued is between $800 to $7,041 which represents the range between the amount already settled with the counterparts and the amount claimed deducting insurance coverage.

The Company is also involved in certain claims where the losses are not considered to be reasonably estimable or possible; for these claims the range of potential loss is between $0 to $3,050.

Critical Accounting Estimates

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

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

micromobility.com Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of micromobility.com Inc. (the “Company”) as of December 31, 2023 and 2022 the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in No. 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in No. 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

April 16, 2024

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$128	$429
Account receivables	704	1,345
Prepaid media rights	49	2,366
VAT receivables	928	3,054
Prepaid and other current assets	1,219	4,051
Total current assets	3,028	11,245
Property, equipment and deposits, net	2,435	9,237
Right of use assets	1,180	2,872
Other assets	389	707
Goodwill	—	13,826
Intangible assets, net	—	3,267
TOTAL ASSETS	$7,032	$41,154

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,598	$14,359
Account payable related to media rights	11,394	7,732
Accrued expenses and other current liabilities	9,482	8,885
Deferred revenues	1,558	3,047
Operating lease liabilities	462	1,463
Finance lease liabilities	67	2,002
Short term financial liabilities, net	13,528	33,244
Total current liabilities	48,089	70,732
Non-current financial liabilities, net	1,842	7,174
Operating lease liabilities	861	1,719
Other non-current liabilities	42	433
TOTAL LIABILITIES	$50,834	$80,058
Commitments and contingencies Note 14

CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock, $0.00001 par value; 8,000,000 shares authorized at December 31, 2023; none issued and outstanding at December 31, 2023 and 6,751,823 issued and outstanding at December 31, 2022.	$—	$945

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized at December 31, 2023; none issued and outstanding at December 31, 2023.	—	—
Class A Common stock, $0.00001 par value; 900,000,000 shares authorized and; 8,856,230 and 21,802 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively.	210,339	152,996
Class B Common stock, $0.00001 par value; 1,897 shares authorized, issued and outstanding at December 31, 2022 and none authorized as of December 31, 2023. Class B Common Stocks have been removed from the authorized capital stock of the Company.	—	—
Accumulated other comprehensive loss	(2,144)	(2,904)
Accumulated deficit	(251,997)	(189,942)
Total stockholders’ deficit	$(43,802)	$(39,850)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$7,032	$41,154

The accompanying notes are an integral part of these consolidated financial statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue	$9,844	$15,538
Operating expenses:
Cost of revenues	28,975	41,625
General and administrative	22,917	25,569
Impairment of goodwill and intangible assets	16,683	10,390
Sales and marketing	2,837	8,712
Research and development	2,439	2,741
Total operating expenses	73,851	89,037

Loss from operations	(64,007)	(73,499)

Non-operating income (expenses), net
Interest expense, net	(6,010)	(7,141)
SEPA financial expenses, net	(4,215)	—
Gain (Loss) on extinguishment of financial debts	12,032	(2,065)
Other financial income, net	202	655
Total non-operating income (expenses), net	2,010	(8,551)

Income tax (expenses), net	(58)	(24)
Net loss	$(62,055)	$(82,074)

Deemed Dividends and Deemed Dividends equivalents	$—	$—

Net loss attributable to common stockholders	$(62,055)	$(82,074)

Net loss per share attributable to common stockholders, basic and diluted	$(42.90)	$(9,360.49)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	1,446,391	8,768

Net loss	$(62,055)	$(82,074)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	$760	$(2,283)

Net loss and comprehensive income	$(61,295)	$(84,357)

The accompanying notes are an integral part of these consolidated financial statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share and per share data which account for two reverse Splits occurred during year ended December 31, 2023)

	SERIES A CONVERTIBLE PREFERRED	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	STOCK	Shares	Amount	Shares	Amount	Deficit	(Loss) Income	DEFICIT
Balance at January 1, 2022	$—	2,384	$101,454	1,897	$—	$(108,682)	$(621)	$(7,849)
Issuance of shares of common stock– for Conversion of Convertible Notes	—	14,183	43,785	—	—	—	—	43,785
Reclassification of bifurcated embedded conversion option pursuant to the adoption of accounting pronouncement ASU 2020-06	—	—	(4,187)	—	—	816	—	(3,371)
Issuance of Warrants	—	—	790	—	—	—	—	790
Issuance of shares of common stock – Commitment shares for Convertible Notes issuance	—	20	399	—	—	—	—	399
Issuance of shares of common stock – for legal services rendered in connection with issuance of convertible notes	—	60	451	—	—	—	—	451
Issuance of shares of common stock – for Advance Notices under SEPA	—	3,080	3,169	—	—	—	—	3,169
Issuance of shares of common stock – for legal services rendered in connection with SEPA	—	157	220	—	—	—	—	220
Issuance of shares of common stock - for Settlement of Account Payables	—	168	770	—	—	—	—	770
Issuance of shares of common stock - for Settlement of Financial Liabilities	—	1,440	2,443	—	—	—	—	2,443
Issuance of shares of common stock - for Settlement of Payroll Liabilities	—	247	335	—	—	—	—	335
Issuance of Series A Preferred Stock - for Wheels business combination	945	—	—	—	—	—	—	—
Reclassification of Liability warrants to Equity Warrants	—	—	56	—	—	—	—	56
Share based compensation	—	62	3,310	—	—	—	—	3,310
Changes in currency translation adjustment	—	—	—	—	—	—	(2,283)	(2,283)
Net loss	—	—	—	—	—	(82,074)	—	(82,074)
Balance at December 31, 2022	$945	21,802	$152,996	1,897	—	$(189,942)	(2,904)	(39,850)

	SERIES A – CONVERTIBLE PREFERRED	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	STOCK	Shares	Amount	Shares	Amount	Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2023	$945	21,802	$152,996	1,897	$—	$(189,942)	$(2,904)	(39,850)
Issuance of shares of common stock – for Advance Notices under SEPA	—	8,829,072	54,192	—	—	—	—	54,192
Issuance of shares of common stock – for Conversion of Convertible Notes	—	691	1,296	—	—	—	—	1,296
Issuance of common stock – for Conversion of Series A Convertible Preferred Stocks	(945)	904	945	—	—	—	—	945
Issuance of shares of common stock and warrants – for various operating and investing activities	—	1,089	452	—	—	—	—	452
Share based compensation	—	775	456	—	—	—	—	456
Class B shares of common stock conversion into Class A shares of common stock	—	1,897	—	(1,897)	—	—	—	—
Changes in currency translation adjustment	—	—	—	—	—	—	760	760
Net loss	—	—	—	—	—	(62,055)	—	(62,055)
Balance as of December 31, 2023	$—	8,856,230	$210,339	—	$—	$(251,997)	$(2,144)	$(43,802)

The accompanying notes are an integral part of these consolidated financial statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Consolidated Statements of Cash Flows

(in thousands, except share and per share data which account for two reverse Splits occurred during year ended December 31, 2023)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(62,055)	$(82,074)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,529	6,158
Loss on disposal of assets	3,173	193
Non-cash interest expenses	2,267	5,768
Loss (Gain) on extinguishment of debts	(12,032)	2,065
Share-based compensation	456	3,310
Impairment losses	16,683	10,390
Amortization of right-of-use assets	1,363	1,706
Other non-cash activities	(84)	(1,465)
Changes in operating assets and liabilities:
Prepaid and other current assets	6,072	2,890
Other assets	292	(348)
Accounts receivable	641	(894)
Accounts payable	1,268	7,733
Accrued expenses and other current liabilities	(710)	1,529
Other non-current liabilities	(333)	(57)
Net cash used in operating activities	(37,470)	(43,095)

Investing activities
Purchase of property, equipment, and deposits	(1,258)	(3,151)
Purchase of intangible assets	(235)	(222)
Acquisition of business, net of cash acquired	—	(3,167)
Net cash used in investing activities	(1,493)	(6,540)

Financing activities
Proceeds from issuance of financial liabilities, net	14,548	32,265
Repayment of financial liabilities	(31,109)	(5,489)
Proceeds from issuance of financial liabilities, to related party – Officer	—	492
Repayment of financial liabilities, to related party – Officer	—	(237)
Proceeds from sale of shares Class A common stock, net	54,192	3,169
Payments of offering costs and underwriting discounts and commissions	—	(605)
Net cash provided by financing activities	37,631	29,595

Increase (decrease) in cash and cash equivalents, and restricted cash	(1,332)	(20,040)
Effect of exchange rate changes	740	(475)
Net increase (decrease) in cash and cash equivalents, and restricted cash	(593)	(20,515)
Cash and cash equivalents, and restricted cash, beginning of year	737	21,252
Cash and cash equivalents, and restricted cash, end of year	$143	$737

RECONCILIATION OF CASH, CASH EQUIVALENT AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEET
Cash and cash equivalents	128	429
Restricted cash, included in Other current assets	15	276
Restricted cash, included in Other assets, non-current	—	32
Total cash and cash equivalents, and restricted cash	143	737

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net	$3,448	$1,375
Income taxes, net of refunds	$58	$28
Non-cash investing & financing activities
Convertible debts converted into Common Stock	$1,296	$43,785
Issuance of common stock – for settlement of financial liabilities	—	2,443
Issuance of common stock – for Preferred share conversion	945	—
Issuance of common stock - for Settlement of Payroll Liabilities	182	—
Issuance of common stock - for Settlement of Account payables	151	—
Issuance of common stock – for purchasing Intangible Assets	50	—
Issuance of warrants - for Settlement of Account payables	69	—
Issuance of common stock – Commitment shares for Convertible Notes issuance	—	399
Issuance of common stock – Legal services for Convertible Notes issuance	—	451
Issuance of Warrants - in conjunction with Convertible Notes issuance	—	790
Derecognition of Beneficial conversion features (BCF) - for adoption of ASU 2020-06	—	4,187
Issuance of Series A Convertible Preferred Stocks	—	945
Adoption of ASU 842 – Recognition of ROU Assets and liabilities	—	4,273

The accompanying notes are an integral part of these consolidated financial statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Notes to Consolidated Financial Statements
(in thousands, except share and per share data which account for two reverse Splits occurred during year ended December 31, 2023)

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

Two reverse stock splits of 1:50 and 1:150 were approved by Company’s shareholders and Board of Directors, during 2023. The Company’s consolidated financial statements were adjusted to reflect the two reverse stock splits. In detail, the Company retroactively restated the Common shares data as if the reverse stock splits have been occurred on January 1, 2022.

 2. Going Concern and Management’s Plans

The Company has experienced recurring operating losses and negative cash flows from operating activities since its inception. To date, these operating losses have been funded primarily from outside sources of invested capital. The Company had, and expects to continue to have, an ongoing need to raise additional cash from outside sources to fund its operations. Attaining profitable operations depends upon achieving a level of revenues adequate to support the Company’s cost structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company plans to continue to fund its operations through debt and equity financing. Debt or equity financing may not be available on a timely basis on terms acceptable to the Company, or at all.

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
F-7

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

For the year-ended December 31, 2023, and 2022, the Company has determined to have operated in two operating segments, Mobility and Media. During the years ended December 31, 2023, and 2022, the Company generated revenues in the United States and Europe and as of December 31, 2023, and 2022, the Company had material assets located outside of the United States, primarily in Italy.

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

Media revenues are related to the international distribution and broadcasting of media content, including live sports events. The Company recorded Media revenues in accordance with Accounting Standards Codification Topic 606 (“ASC 606”).

Mobility Revenues

Mobility revenues are recognized for rental and rental related activities where an identified asset, is transferred to the customer and the customer has the ability to control that asset in accordance with ASC 842.

The Company generates mobility revenues from its fleet of electric vehicles. The Company operates a fleet of sharing electric vehicles, comprised of both owned vehicles and vehicles leased from third-party leasing companies. In order to rent a Company’s electric vehicle, a rider downloads the Mobility App and accepts the Terms of Conditions (“ToC”). The ToC defines the Company’s offering, the fees charged, each party’s rights and obligations and payment terms. After accepting the ToC, a rider selects and unlocks an electric vehicle, the rider has the right and the ability to control the selected electric vehicle for the desired term of the arrangement. As a result, the Company either leases or subleases the rented vehicle to the rider. The duration of the agreement varies between a single ride, for pay-per-ride agreement up to monthly for Unlimited subscription. In all those agreements, the Company is the accounting lessor or sublessor, as applicable, in accordance with ASC 842.

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

Additionally, the Company made an accounting policy election not to gross up the revenue with the related taxes. Rather, it is presenting the revenues after excluding the taxes (i.e., net of sales taxes and VAT). As a result, a liability is recorded upon completion of each ride for the related taxes.

Mobility revenues also includes an immaterial amount related to partnership and advertising revenues related to co-branding of the fleet and advertising on the Mobility App.
F-8

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

2. Identification of the Performance Obligations in the Contract. The Company is responsible for delivering the media content to the media partner. As a result, the Company identified only one performance obligation: the delivery of media content to the media partner.

3. Determination of the Transaction Price. The Company analyzed the following criteria, using management judgement, to determine if the Company is acting as Principal or Agent in those transactions.

i) Controlling the goods or services before they are transferred to customers. The Company, in all active agreements, is the only part responsible for providing the service to the media partners. In detail, the Company obtained the media content rights from LNPB and controlled the rights, before entering into agreements with media partners. Additionally, based on the service agreements, the Company is the only responsible for providing the media content to the media partners.

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

5. Recognition of Revenue when, or as, the Company Satisfies a Performance Obligation. The Company identified one performance obligation: the delivery of media content. Revenues are recognized ratably over the licensing period in conjunction with the distribution of the media content to the media partners.

b)	Live subscriptions (B2C): For the broadcasting of the media content, the Company is also present in the Business to Customer (“B2C”) environment, through its entertainment App, Helbiz Live. In this environment, the Media subscriptions revenues are related to agreements with final customers. In detail, every time the customers accept the Terms of Conditions (“ToC”), included in the Helbiz Live App, and pay the monthly or annual fees the Company identified the presence of a formal agreement. The performance obligation related to the mentioned agreements is represented by the availability of the media content to the final customer. As a result, in accordance with the principles described by ASC 606 “Revenue Requirements from Subscription Business”, the Company recognizes revenues over time by measuring the progress of occurrence of the media content, toward complete satisfaction of the performance obligation.

c)	Advertising Fees: The advertising revenues are related to agreements with partners for advertising activities in the Company’s entertainment App: Helbiz Live. Those fees are recognized as revenues on a straight-line basis over the contractual period with the partner, in line with the satisfaction of the related performance obligation. The Company is only responsible for fulfilling its obligation to provide a space in the Helbiz Live App, during the live content.
F-9

Other revenues

The Company also generated revenues from food delivery offerings, which are recognized as revenues on a straight-line basis over the contractual period, in line with the satisfaction of the related performance obligations, as defined in ASC 606.

Cost of revenues

Cost of revenues primarily consists of operative costs related to the Mobility and Media offerings.

-	Costs incurred in connection to Mobility offerings include but is not limited to: personnel-related costs both internal and external, credit card processing fees, battery charging costs, electric vehicles repair and maintenance costs, van and warehouses under operating leases, data center and networking expenses, software expenses directed related to the operations, ride insurance costs, depreciation and write-off of rental vehicles, amortization and expenses related to the obtainment of operating licenses and other direct costs.

-	Costs incurred in connection to Media offerings includes content licensing, access costs, licensing and credit cards processing fees.

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

Income Taxes

Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The Company periodically reviews the recoverability of deferred tax assets recorded on the consolidated balance sheet and provides valuation allowances as deemed necessary to reduce such deferred tax assets to the amount that will, more likely than not, be realized. A full valuation allowance was recorded against the deferred tax assets as of December 31, 2023, and 2022.

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
F-10

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

The Company’s policy is to recognize interest and penalty expenses associated with uncertain tax positions as a component of income tax expense in the Consolidated statements of operations and comprehensive loss. As of December 31, 2023, and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

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

Service-Based Awards

The Company records stock-based compensation expense for service-based stock options and restricted stock on a straight-line basis over the requisite service period. For stock options with only service-based vesting conditions, the Company utilizes Black-Scholes option-pricing model as valuation model, which incorporates the following assumptions:

-	Expected term: it represents the period of time that the options are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the option, under the safe harbor method.

-	Risk-free interest rate: based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected term.

-	Expected dividend yield: the Company has not paid and does not anticipate paying dividends on common stock, as a result is 0.0%.

-	Volatility: the Company estimated the volatility using historical volatility over the expected terms.

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
F-11

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
F-12

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

The table below, shows the useful lives for the depreciation calculation using the straight-line method:

Useful life
Equipment	5 years
Computers and Software	3 years
Furniture and fixtures	7 years
Rental e-Bikes	2 years
Rental e-Scooters	1.5 years

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
F-13

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

For subsequent measurement of embedded derivatives and warrants classified as liability the Company followed the applicable authoritative guidance which required subsequent adjustments of the instruments at fair value with impact on the Consolidated Statement of Operations. For warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.

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
F-14

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, net of shares of common stock held in escrow account. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common stocks are not assumed to have been issued if their effect is anti-dilutive.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which amends and enhances the disclosure requirements for reportable segments. All disclosure requirements under this standard will also be required for public entities with a single reportable segment. The new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures”, which requires companies to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements will be effective for public business entities for fiscal periods beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.

4. Business Combination

Wheels Labs, Inc – 2022 Business Combination

On November 18, 2022 (“Business Combination date”), the Company acquired 100% of the equity interest of Wheels Labs, Inc. (“Wheels”), an international group operating in the micro-mobility business by sharing e-vehicles through an IT platform. The business combination was expected to contribute to the growth of the Company’s core business through the offering of an additional type of micro-mobility vehicle to riders.

The acquisition of Wheels has been accounted for as a business combination. The Company estimated the purchase price of the acquisition has to be $4,145, composed of:

-	$945 which represents the total fair value of the 6,751,823 Series A Convertible Preferred Stocks issued to Wheels shareholders on the Business Combination date, and

-	$3,200 paid in cash to Wheels during the due diligence phase.

The fair value of the Company’s Series A Convertible Preferred Stocks issued to Wheels shareholders have been estimated assuming two scenarios:

a)	conversion of the Series A Convertible Preferred Stocks into Company’s common stock within four months. The result of this scenario is a function of the Company’s common stock fair value and the conversion rate, and

b)	Series A Convertible Preferred Stocks not converted into shares of Class A Common Stock for the first twelve months after issuance. In this scenario, the fair value has been estimated through an option pricing method backsolve calculation.

The Company assigned a 95% probability to scenario a) and 5% to scenario b). Fair value measurements are highly sensitive to changes in these inputs; significant changes in these inputs would result in a significantly higher or lower fair value.

Valuation Assumptions for Purchase Price Allocation

Company’s valuation assumptions used to estimate the acquired assets and assumed liabilities require significant estimates, especially with respect to intangible assets, property and equipment, legal contingencies and deferred taxes. In determining the fair value of intangible assets acquired, the Company had to make assumptions about the future performance of the acquired businesses, including among other things, the forecasted revenue growth attributable to the asset groups and projected operating expenses inclusive of expected synergies, future cost savings, and other benefits expected to be achieved by combining the businesses acquired with the Company. The intangible assets acquired were primarily comprised of government relationships and trade names and trademarks. The Company utilized widely accepted income-based, market-based, and cost-based valuation approaches to perform the preliminary purchase price allocations.
F-15

The estimated fair value of the government relationships was determined using the multi-period excess earnings method and the estimated fair value of the trade names and trademarks was determined using the relief from royalty method. Both methods required forward looking estimates that were discounted to determine the fair value of the intangible asset using a risk-adjusted discount rate that was reflective of the level of risk associated with future estimates associated with the asset group that could be affected by future economic and market conditions.

The fair value measurement of the assets and liabilities was based on significant inputs not observable in the market and thus represents a Level 3 measurement. The Company utilized a discounted cash flow method, with a discount rate of 14.4%. The following table summarizes the allocation of the fair value of the assets acquired and liabilities assumed, prepared with the assistance of a valuation specialist, at the Business Combination date.

Government relationships	$2,400
Rental vehicles	1,126
Trade name and trademarks	900
Other current assets	535
Right of use assets under operating leases	274
Cash and cash equivalents	33
Total identifiable assets acquired	$5,268
Trade payables	(4,592)
Financial liabilities	(4,736)
Accrued expenses and other current liabilities	(1,660)
Legal contingencies – Refer to Note 14 Commitment and contingencies	(2,060)
Sales tax payables	(1,306)
Deferred revenues	(322)
Short-term operating lease liability	(274)
Total Liabilities assumed	$(14,950)
Goodwill	13,826
Total acquisition fair value consideration	$4,145

 Business combination costs amounting to $1,069 are related to legal and financial advisor costs. Based on their nature, the Company recorded the costs in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2022.

Goodwill - not deductible for tax purpose – included in the Mobility segment, was primarily attributable to: a) assembled workforce which represents the presence of a skilled employee base who possesses expertise in the micromobility environment that are important for the expansion plan and , b) expected operating synergies and monetization opportunities arising from the business combination, including the ability to obtain further licenses in the electric sharing environment in Europe and United States and gain efficiencies with the combined use of know-how, technology, and existing processes.

Government relationships and Trade name and trademarks accounted as Intangible Assets were amortized on a straight-line basis over their estimated useful life 3 years. Government relationships represented the operating e-vehicle sharing agreements with municipalities, entered by Wheels in previous years. Trade name and trademarks represented the values of the Wheels name and brand recognized by customers and the value of the patents associated with the Wheels vehicles.

Assumed legal contingencies were related to lawsuits for the usage of Wheels’s vehicles and for violations of the California Labor Code for the classification of individuals as independent contractors rather than employees. At the business combination date, the Company has determined that the range of the potential loss on such contingencies is $0 to $3,264 and the probable and reasonable estimable negative outcomes on such contingencies was $2,060, based on settlements already entered, rulings and the advice of legal counsel. Significant judgment was required to determine both the probability and the estimated amount of any potential losses and many of the legal proceedings were early in the discovery stage and unresolved.
F-16

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

Pro forma combined results

Pro forma consolidated revenues and earnings for the twelve months ended December 31, 2022, calculated as if Wheels had been acquired as of January 1, 2022, are as follows:

(unaudited) Year Ended December 31,
2022
Revenues	$21,196
Net Loss	(111,484))

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

 5. Revenue Recognition

The table below shows the revenues breakdown for the years ended on December 31, 2023, and 2022.

	Year Ended December 31,
	2023	2022
Mobility Revenues (ASC 842)	$5,269	$8,430
Pay per ride	4,414	6,742
Mobility Subscriptions	675	1,331
Partnerships fees	180	357
Media Revenues (ASC 606)	$3,975	$6,507
Commercialization of Media rights (B2B)	2,089	4,177
Live subscriptions (B2C)	1,414	1,740
Advertising fees	473	590
Other Revenues (ASC 606)	$600	$601
Total Revenues	$9,844	$15,538

The table below shows the Deferred revenues roll-forward from January 1, 2022, to December 31, 2022, and from January 1, 2023, to December 31, 2023.

Deferred Revenues	January 1, 2023	Additions	2023 Revenues	FX rate Adj	December 31, 2023

Mobility	1,775	2,166	(2,181)	(202)	1,558
Media	1,272	2,750	(3,975)	(46)	—
Total	$3,047	$4,916	(6,156)	(248)	$1,558

Deferred Revenues	January 1, 2022	Additions	Wheels Business combination	2022 Revenues	FX rate Adj	December 31, 2022

Mobility	1,202	2,757	322	(2,417)	(89)	1,775
Media	383	7,539	—	(6,507)	(142)	1,272
Other	—	24	—	(24)	—	—
Total	$1,585	$10,320	$322	$(8,948)	$(231)	$3,047

Deferred revenues related to prepaid customer wallets will be recorded as Mobility Revenues when riders take a ride.
F-17

As of December 31, 2023, Media Deferred Revenue was zero as a result of the early termination of the agreements entered into with LNPB (Lega Nazionale Professionisti Serie B) for the commercialization of media rights. In detail, on June 15, 2023, and June 28, 2023, the Company received communications from the main live content provider, LNPB, notifying the early termination of the agreements related to the commercialization and broadcast of the Italian Serie B content.

6. Prepaid Media rights

Prepaid Media rights are composed by media rights to commercialize and broadcast sports events (live and highlights). The table below shows the Prepaid Media rights roll-forward from January 1, 2022, to December 31, 2022, and from January 1, 2023, to December 31, 2023.

Prepaid Media rights	January 1, 2022	Additions	2022 COGS	FX rate Adj	December 31, 2022

Media rights	2,758	13,550	(13,767)	(175)	2,366
Total	$2,758	$13,550	$(13,767)	$(175)	$2,366

Prepaid Media rights	January 1, 2023	Additions	2023 COGS	FX rate Adj	December 31, 2023

Media rights	2,366	5,101	(7,449)	31	49
Total	$2,366	$5,101	$(7,449)	$31	$49

7. VAT Receivables

VAT Receivables amounted to $928 and $3,054 as of December 31, 2023, and 2022, respectively. VAT receivables are mainly related to the Italian VAT (22%), recorded by mobility and Media businesses. VAT receivables will be collected or offset with other tax liabilities within the year ended December 31, 2024.

8. Goodwill

The table below shows the Goodwill roll-forward from January 1, 2022, to December 31, 2022, and from January 1, 2023, to December 31, 2023.

	January 1, 2022	Business Combination	Impairment	FX rate Adj	December 31, 2022

MiMoto Goodwill	10,696	—	(9,264)	(1,432)	—
Wheels Goodwill	—	13,826	—	—	13,826
Total	$10,696	$13,826	$(9,264)	$(1,432)	$13,826

	January 1, 2023	Business Combination	Impairment	FX rate Adj	December 31, 2023

Wheels Goodwill	13,826	—	(13,826)	—	—
Total	$13,826	$—	$(13,826)	$—	$—

F-18

As part of the Company’s impairment analysis, the fair value of the reporting units were determined using the income approach. The determination of the fair value of the Company’s reporting units requires management to make a number of estimates and assumptions, which include, but are not limited to: the projected future business and financial performance of the Company’s reporting unit; forecasts of revenue, operating income, depreciation, amortization, and capital expenditures; discount rates; terminal growth rates; and consideration of the impact of the current adverse macroeconomic environment. Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates.

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

Wheels Impairment

On November 18, 2022, the Company completed a business combination with Wheels. As a result of the business combination the Company identified a Goodwill which was primarily attributable to the expected operating synergies and monetization opportunities arising from the business combination, including the ability to obtain further licenses in the electric sharing environment in Europe and United States and gain efficiencies with the combined use of know-how, technology, and existing processes.

 In June 30 2023, the Company identified impairment indicators which indicate that the fair values of Mobility assets were below their carrying values. The decline in the Company’s market capitalization was the main impairment indicator. The Company completed a quantitative impairment test for the Mobility reporting unit, comparing the estimated fair value of the reporting unit to its carrying value, including goodwill and intangible assets. In detail, for the June 2023 impairment testing, as compared to December 2022 testing, the Company reduced the estimated future cash flows used in the impairment assessment, including revenues, margin, and capital expenditures to reflect the Company’s best estimates at this time. The updates to the estimated future cash flows each had a significant impact to the estimated fair value of the reporting unit. As a result, the Company impaired the net carrying value of Wheels Goodwill of $13,826 and Wheels Intangible assets, net of $2,619, which are included within Impairment of assets in the consolidated statements of operations for the twelve months ended December 31, 2023.

9. Property, equipment and deposits, net

Property, equipment and deposits, net consist of the following:

	December 31,	December 30,
	2023	2022
Sharing electric vehicles	$14,702	$15,128
Of which under finance lease agreements	—	3,260
Furniture, fixtures, and equipment	1,379	1,411
Of which under finance lease agreements	177	177
Computers and software	1,069	1,045
Leasehold improvements	1,758	714
Total property and equipment, gross	18,908	18,298
Less: accumulated depreciation	(16,473)	(12,136)
Total property and equipment, net	$2,435	$6,162
Vehicle deposits	—	3,075
Total property, equipment and deposits, net	$2,435	$9,237

The following table summarizes the loss on disposal and depreciation expenses recorded in the consolidated statement of operations for the years ended on December 31, 2023, and 2022.

	Year Ended December 31,
	2023	2022
Cost of revenues	$7,397	$4,932
Of which write-off and loss on disposal	3,133	193
Research & Development	59	44
General & administrative	456	439
Of which write-off and loss on disposal	51	—
Total depreciation and loss on disposal expenses	$7,913	$5,416

The Company recorded $3,010 as Cost of Revenues for the write-off of vehicle deposits. In detail, the Company early terminated supply agreements with vehicle manufacturers and lost the deposits.
F-19

10. Intangible assets, net

Intangible assets consist of the following:

	December 31,	December 31,
	2023	2022
Government Relationships	—	2,400
Trade name and trademarks	—	900
Licenses	—	126
Other Intangible assets	—	87
Total Intangible assets, Gross	$—	$3,513
Less: accumulated amortization	—	(246)
Total Intangible assets, net	$—	$3,267

The following table summarizes the amortization expenses and impairment recorded in the consolidated statement of operations, for the years ended on December 31, 2023, and 2022:

	Year Ended December 31,
	2023	2022
Cost of revenues	$540	$743
Impairment of intangible assets	2,857	1,126
Sales & marketing	—	192
General & administrative	214	2
Total Amortization and Impairment expenses	$3,611	$2,063

11. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,	December 31,
	2023	2022
Legal contingencies – refer to Note 14 Commitments and Contingencies	$3,978	$2,710
Payroll liabilities	3,144	2,693
Accrued expenses	1,920	2,369
Sales tax payables	440	1,113
Total accrued expenses and other current liabilities	$9,482	$8,885

 12. Current and Non-current financial liabilities, net

The Company’s financial liabilities consisted of the following:

	Weighted Average Interest Rate	Maturity Date	December 31, 2023	December 31, 2022
Secured Convertible loan, net	9%	2024	3,764	—
Secured loan, net	13%	2023	—	14,224
Convertible debts, net	5%	2024	3,217	14,372
Unsecured loans, net	7%	Various	7,715	10,935
Other financial liabilities	N/A	Various	672	886
Total Financial Liabilities, net			15,370	40,418
Of which classified as Current Financial Liabilities, net			13,528	33,244
Of which classified as Non-Current Financial Liabilities, net			1,842	7,174

F-20

The table below shows the amounts recorded as Interest expense, net on the statements of operations for the years ended on December 31, 2023, and December 31, 2022:

	Year Ended December 31,
	2023	2022
Convertible debts	$(3,144)	$(4,423)
Secured loan	(1,948)	(2,055)
Unsecured loans	(728)	(548)
Secured Convertible loan	(169)	—
Other interest expenses	(21)	(115)
Total Interest expenses, net	$(6,010)	$(7,141)

The Company categorized as convertible debts the following instruments issued to YA II PN, Ltd. (the “Note holder”): a) three convertible notes issued in 2021 (“2021 Convertible notes”) under a Securities Purchase Agreement (the “2021 SPA”), b) six convertible notes issued in 2022 (“2022 Convertible notes”) under three Securities Purchase Agreements (the “2022 SPAs”), c) a convertible promissory note issued on December 1, 2022 under a Standby Equity Purchase Agreement (“SEPA”) dated October 31, 2022 (“2022 SEPA Convertible note”), d) four convertible promissory note issued during year ended December 31, 2023 under Standby Equity Purchase Agreements (“2023 SEPA Convertible notes”).

2021 Convertible notes

Original terms and conditions

On October 12, 2021 (“closing date”), the Company entered into a Securities Purchase Agreement (the “2021 SPA”) with the Note holder, pursuant to the terms of the 2021 SPA, the Company issued to the Note holder the followings: (i) 20 shares of Class A common stock as a commitment fee, at closing date (ii) a first 2021 convertible note in the principal amount of $15,000, at closing date (iii) 133 Warrants to buy 133 shares of Class A common stock with an exercise price of $150,000 per share, subsequently amended to $22,500, and five years as expiration date, (iv) a second 2021 convertible note in the principal amount of $10,000, issued on October 27, 2021, and (v) a third 2021 convertible note in the principal amount of $5,000, issued on November 12, 2021. In exchange for the issuances of the commitment Shares, the three 2021 convertible notes and the warrants, the Company received from the Note holder proceeds of $30,000.

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

Amendments

On April 15, 2022, and on May 17, 2022, the Company amended certain terms of the 2021 Convertible Notes. In detail, the main amended terms were the Fixed Conversion Price from $150,000 to $22,500 and the Floor Price settled as $1,875 for all the 2021 Convertible notes.

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

The difference between the two amounts, amounting to $2,065 which represents the debt discounts on April 15, 2022, has been recorded in the statements of operations for the year ended December 31, 2022, as Loss on extinguishment of financial debt.
F-21

Conversions

The 2021 convertible notes have been fully converted into shares of Class A common stock during the year ended December 31, 2022. In detail, the note holder converted $31,007 (of which $30,000 as principal and $1,007 as accumulated interests) of the 2021 Convertible Notes into 5,097 shares of Class A Common Stock.

2022 Convertible notes

Original terms and conditions

During 2022, the Company entered into three Securities Purchase Agreements (the “2022 SPAs”) with YA II PN, Ltd. (the “Note Holder”), pursuant to the terms of the 2022 SPAs, the Company received from the Note holder cumulative proceeds for $23,000 and issued: (i) 20 shares of Class A common stock as a commitment fee, (ii) 133 Warrants to buy 134 shares of Class A common stock with five-year expiration date, and with an exercise price of $22,500 per share for 67 Warrants and $12,500 per share for the remaining 67 Warrants, and (iii) six convertible notes (the “2022 Convertible notes”) with one-year maturity date from issuance, 5% as annual interest rate and 15% as default interest rate.

The 2022 Convertible notes were convertible by the Note Holder upon issuance. The conversion price was settled to be the lower of a fixed conversion price or 92.5% of the lowest daily volume-weighted average price of the Class A Common Stock during the five consecutive trading days immediately preceding the conversion date, provided that the conversion price may not be less than the Floor Price.

Repayments/Conversions

During the year ended December 31, 2023, the Company repaid in cash the 2022 Convertible Notes   for a cumulative payment of $10,563 (of which $9,250 was principal, $295 was accumulated interest, and $1,018 was redemption premium interest).

During the year ended December 31, 2022, and 2023, the Company issued 9,086 and 691 shares of Class A Common Stock, in satisfaction of conversion requests of $12,778 (of which $12,485 as principal and $293 as accumulated interests) and $1,296 (of which $1,250 as principal and $46 as accumulated interests); respectively.

As a result of the above conversion and repayments, on December 31, 2023, the Company has no outstanding principal or accumulated interest under the 2022 Convertible Notes.

2022 SEPA Convertible Note

Original terms and conditions

On December 1, 2022, the Company issued a Convertible Promissory Note (“2022 SEPA Convertible Note” or “2022 SEPA Note”) to the Note Holder pursuant to the SEPA dated October 31, 2022. The SEPA Note had a principal amount of $5,000 with 10% issuance discount, January 31, 2023 as maturity date, 0% as annum interest rate and 15% as annum default interest rate.

Repayment

During the year ended December 31, 2022, the Company repaid in cash the 2022 SEPA Note for $790; the remaining $4,210 has been repaid in cash during the year ended December 31, 2023.

As a result of the mentioned re-payments on December 31, 2023, the Company has no outstanding principal or accumulated interest under the 2022 SEPA Convertible Note.
F-22

2023 SEPA Convertible Notes

The 2023 SEPA March Convertible Notes are composed by four instruments; the table below presents the main terms and conditions of the notes.

	2023 SEPA Convertible Notes
	HLBZ-11	HLBZ-12	HLBZ-13	HLBZ-14
Principal	$4,500	$1,200	$1,500	$4,000
Issuance discount	10%	10%	15%	15%
Issuance date	3/8/2023	8/25/2023	10/26/2023	11/13/2023
Maturity date	10/31/2023	1/31/2024	2/29/2024	3/31/2024
Payment Premium	5%	5%	5%	5%

Default Interest rate	15%	15%	15%	15%
Fixed Conversion Price	$3,750.00	$37.50	$37.50	$37.50

 The Company has the option to repay the 2023 SEPA Convertible Notes through the following or a combination of the two:

•	repay in cash on or before the maturity date,

•	repay by submitting one or a series of advance notices under the 2023 SEPAs, on or before the Maturity date.

During the year ended December 31, 2023, the Company fully repaid in cash three of the four 2023 SEPA Convertible Notes (HLBZ-11 / HLBZ-12 / HLBZ-13) for a cumulative payment of $7,560 (of which $7,200 was principal, and $360 were payment premium). In addition, the Company partially repaid in cash HLBZ-14 for a cumulative payment of $459 (of which $437 was principal, and $22 were payment premium)

As a result of the above repayments, on December 31, 2023, the Company has $3,610 as outstanding principal and accumulated interest, partially offset by $393 of debt issuance discount.

Secured loan

On March 23, 2021, the Company entered into a $15,000 secured term loan facility with an institutional lender. The loan agreement has a maturity date of December 1, 2023. At inception, the Company prepaid interest and an insurance premium for $2,783, while during the year ended December 31, 2023, and 2022 the Company paid interests for $1,171 and $1,121, respectively.

On November 27, 2023, the Company entered into a Settlement and Release Agreement with the institutional lender, amending the original loan agreement. In detail, the main amended term was the full satisfaction of the obligations under the original loan agreement in exchange of a payment of $3,595, on or prior December 8, 2023. The Company paid $3,595 on December 8, 2023.

The Company considered the amendment as an extinguishment of the original loan agreement. As a result, the net carrying value of the original Secured loan has been derecognized and the new amount of $3,595 has been recorded as debt on the date of the amendment.

The difference between the two amounts, amounting to $11,405 has been recorded in the statements of operations for the year ended December 31, 2023, as Gain on extinguishment of financial debt.

Secured convertible loan

On December 8, 2023, the Company entered into a Secured Loan Agreement with YA II PN, Ltd. (the “Note holder”). The secured loan has a principal amount of $5,750, with 37.5% issuance discount, December 8, 2024 as maturity date, 9.25% as annum interest rate and 13.25% as annum default interest rate.

The secured loan shall be convertible into shares of the Company’s Class A common stock at the option of the Note Holder, who could convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock in accordance with the Conversion Price defined as $1.25.

At inception, the secured loan and its embedded options were recorded as short-term financial debt at fair value approximated with its principal amount, $5,750. This should subsequently be amortized to par over the period of the Secured Convertible Note.

As of December 31, 2023, the Company has $5,784 outstanding as principal and accumulated interests, partially offset by $2,020 of debt discount.
F-23

Unsecured loans

Foreign unsecured loans

In 2020 and 2021, the Company, through one of its wholly-owned Italian subsidiaries, obtained long-term loans for Euro 5,500 (approximately $6,100) from a bank. Additionally, as a result of the business combination with MiMoto the Company inherited three unsecured long-term loans for cumulative $920. As of December 31, 2023, in line with the re-payment plan, the Company has $3,253 outstanding as principal and accumulated interests, partially offset by debt discounts amounting to $99. The Company recorded the loans between Current and Non-Current Financial liabilities based on the repayment terms.

2022 unsecured loans

On July 15, 2022, the Company issued an Unsecured Note to an investor in exchange for 2,000 Euro (approximately $2,210). The Unsecured Note has 6.75% as interest on an annual basis, and July 15, 2027, as original maturity date and interests due on a quarterly basis. As of December 31, 2023, the Company has $2,428 outstanding as principal and accumulated interests, categorized as Short-term financial liabilities, net. The classification as current liabilities as of December 31, 2023, was driven by the non-payment of the quarterly interest which trigger the short-term categorization. Refer to subsequent events paragraph for additional information regarding the settlement agreement reached with the investor.

On July 12, 2022, the Company issued a Promissory Note to an investor in exchange for $2,000. The Promissory Note had 1.5% as interest rate on quarterly basis, and October 15, 2022, as original maturity date. The Company extended the maturity date to July 5, 2023, in exchange for a 50% increase in the interest rate during such extension. During October and November 2023, the Company fully repaid the note for $2,091; as a result, as of December 31, 2023, the Company has no outstanding principal, or interests related to the Promissory Note.

Wheels unsecured debts

On November 18, 2022, as a result of the Business Combination with Wheels, the Company assumed the fair value of an unsecured loan amounted to $3,439. The loan assumed was in default under Wheels, as a result right after the Business Combination on November 18, 2022, the Company and the investor entered into a Loan Amendment which restructured the loan with the following terms and conditions:

-	$1,439 of the amount outstanding converted into 834 shares of Class A Common Stock, and

-	$2,000, restructured with a new payment plan, Maturity date May 1, 2025, and annual interest rate of 12%.

On December 28, 2023, the Company entered into a second Loan Amendment which restructured the loan with the following terms and conditions:

-	$1,400 of the amount outstanding to be paid in cash on the earliest of: a) December 15, 2024, b) the date the Company will receive gross cash proceeds of at least $3 million from the offer and sale of any combination of Company’s equity securities or debt securities in a single transaction, or c) the date the Company will receive aggregate gross cash proceeds of at least $6 million from the offer and sale of any combination of Company’s equity securities or debt securities over the course of any series of transactions commencing from December 28, 2023. The interest shall cease to accrue from the amendment date; and

-	$734 of the amount outstanding converted into 928,942 shares of Class A Common Stock.

As of December 31, 2023, in line with the new re-payment plan, the Company has $2,134 outstanding as principal and accumulated interests, recorded as Short-term financial liabilities. Refer to subsequent events paragraph for additional information regarding the issuance of the Class A Common Shares to the investor.

13. Leases

Operating leases

The Company has operating leases for office spaces, warehouse facilities, corporate houses, and certain company vehicles. The leases have remaining lease terms of one month to 4 years.

F-24

The table below presents the operating lease-related assets and liabilities recorded on the consolidated balance sheets.

	December 31,
Operating leases	2023	2021
Assets
Right-of-use Assets under operating leases	$1,180	2,872

Liabilities
Current Operating leases liabilities	$462	1,464
Non-current Operating leases liabilities	861	1,719
Total Operating lease liabilities	$1,323	3,183

  The table below presents the operating lease remaining lease terms and discount rate applied.

	December 31,
	2023	2022
Weighted-average remaining lease term (years)	3.27	2.78
Weighted-average discount rate	9.63%	8.93%

The table below presents the impact on the statement of operations related to the operating leases for the years ended December 31, 2023, and December 31, 2022, including expenses related to lease agreements with an initial term of 12 months or less.

	December 31,
	2023	2022
Cost of revenues	1,369	1,604
General and administrative	972	1,190
Total Operating lease expenses	$2,341	$2,794

Finance leases

During the year ended December 31, 2022, the Company entered into various non-cancellable finance lease agreements for 3,750 eScooters and R&D equipment with financial institutions.

During the year ended December 31, 2023, the Company entered into an agreement with the financial institution who leased the 2,950 E-scooters. Based on the agreement, the Parties agreed to waive all the overdue invoices by paying only the bargain purchase option. The Company recorded a gain of $825 for the waiver.

During the year ended December 31, 2023 the Company terminated one finance lease agreement and acquired the 800 E-scooters prior to the expiration date of the lease pursuant to a Termination Agreement. The Company recorded a loss amounted to $206 for penalties related to the early termination and late payments.
F-25

The table below presents the finance lease-related assets and liabilities recorded on the consolidated balance sheets.

	December 31,
Finance leases	2023	2022
Assets
Sharing vehicles leased gross	$—	3,260
R&D equipment leased gross	177	177
Accumulated Depreciation	(103)	(1,743)
Total property and equipment related to finance leases, net	$74	1,694

Liabilities
Current finance leases liabilities	$67	2,002
Non-current finance leases liabilities	15	71
Total finance lease liabilities	$83	2,073

The table below presents the finance lease remaining lease terms and discount rate applied.

	December 31,
	2023	2022
Weighted-average remaining lease term (years)	1.25	0.38
Weighted-average discount rate	9.17%	8.30%

 The table below presents the impact on the statement of operations related to the finance leases for the year ended December 31, 2023, and December 31, 2022.

	December 31,
	2023	2022
Cost of revenues – Depreciation	—	1,699
Cost of revenues – Write-off	—	27
Research & Development – Depreciation	59	44
Total Operating expenses related to finance leases	$59	$1,770

Gain (Loss) on extinguishment of financial debts	618	—
Interests expenses	(12)	(117)
Total Non - Operating income (expenses) related to finance leases	$606	$(117)

Future annual minimum lease payments as of December 31, 2023, are as follows:

	Leases
Year ended December 31,	Operating	Finance
2024	$454	$72
2025	184	15
2026	191	—
Thereafter	213	—
Total minimum lease payments	$1,042	$87
Less: Amounts representing interest not yet incurred		(4)
Present value of finance lease obligations		83
Less: Current portion		67
Long-term portion of finance lease obligations		15

14. Commitments and Contingencies

Media rights – Purchase Commitments

During 2021, the Company entered into a new business line: the acquisition, commercialization and distribution of media content including live sports events to media partners and final viewers. In order to commercialize and broadcast media content, the Company entered into non-cancellable content licensing and service agreements with multiple partners such as LNPB, ESPN and MLB.

In June 2023, the Company received communications from LNPB, the main live content provider, notifying the early termination of the agreements related to the commercialization and broadcast of the LNPB content. The communications also requested the immediate payment of the invoices overdue amounting to $11,394. Refer to subsequent events paragraph for additional information regarding the settlement agreement reached with LNPB.
F-26

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

As of December 31, 2023, and December 31, 2022, the Company concluded that certain losses on litigation were probable and reasonable estimable; as a result, the Company recorded as Accruals for legal contingencies, included in Other Current liabilities; $3,978 and $2,710, respectively.

The Company recorded $2,701 and $650 on the Consolidated statement of operations for the years ended December 31, 2023 and December 31, 2022, respectively; included in General & Administrative expenses for additional contingency losses over litigations reasonably estimated and categorized as probable.

As of December 31, 2023, legal contingencies related to Wheels amounted to $1,613 while $2,365 are related to micromobility.com. In detail, Wheels has been named in various lawsuits related to the use of Wheels’s vehicles in US cities and in certain matters involving California Labor Code violations and the classification of individuals as independent contractors rather than employees. Micromobility.com claims are related to previous investor who claimed financial losses for breaching contractual obligations.

The range of loss for the Company’s legal contingencies accrued is between $800 to $7,041 which represents the range between the amount already settled with the counterparts and the amount claimed deducting insurance coverage.

The Company is also involved in certain claims where the losses are not considered to be reasonably estimable or possible; for these claims the range of potential loss is between 0 to $3,050.

15. Common Stock

As of December 31, 2023, the Company’s charter authorized the issuance of up to 900,000,000 shares of common stock of common stock at $0.00001 par value per share, and 100,000,000 shares of preferred stock at $0.00001 par value per share.

16. Standby Equity Purchase Agreements

During year ended December 31, 2023, the Company entered into two Standby Equity Purchase Agreements (“2023 SEPAs”) with an investor. The 2023 SEPAs terms and conditions represent: i) at inception - a purchased put option   on the Company’s Class A common stock and, ii) upon delivery of an advance notice - a forward contract on the Company’s Class A common stock. Neither the purchased put option nor the forward contract qualify for equity classification.

As a result of the above classification of the 2023 SEPAs, at inception the Company expensed as SEPA’s transactions costs   the legal and commitment fees that exceeded the fair value of the purchased put options. The settlement of forward contracts initiated by the Company were recorded as other SEPA financial income (expense), net.
F-27

The table below presents the impact on the consolidated statement of operations related to the 2023 SEPAs for the year ended December 31, 2023, and 2022.

	December 31,
	2023	2022
SEPAs transaction costs	$(1,611)	$—
Other SEPA financial income (expenses), net	$(2,604)	$—
Total SEPA financial income (expenses), net	$(4,215)	$—

October 2022 SEPA

On October 31, 2022, the Company entered into a Standby Equity Purchase Agreement (“2022 SEPA”) with YA II PN, Ltd. Pursuant to the SEPA, the Company had the right, but not the obligation, to sell to Yorkville up to $13,900 of its shares of Class A Common Stock at any time during the 24 months. To request a purchase, the Company submitted an Advance Notice to YA II PN, Ltd. specifying the number of shares, it intended to sell.

During the year ended December 31, 2023, and 2022, the Company delivered multiple advance notices for the sale of 7,977 and 3,080 shares of Class A Common Stock, resulting in cumulative gross proceeds of $10,108 and $3,792, respectively.  As a result, on December 31, 2023, the Company has no availability under the 2022 SEPA.

 January 2023 SEPA

On January 24, 2023, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd.  Pursuant to the SEPA, the Company had the right, but not the obligation, to sell to Yorkville up to $20,000 of its shares of Class A Common Stock at any time during the 24 months. To request a purchase, the Company submitted an advance notice to YA II PN, Ltd. specifying the number of shares it intended to sell.

At inception the Company recorded as SEPA transaction costs $592 for Commitment fees and legal fees.

During the year ended December 31, 2023, the Company delivered multiple advance notices for the sale of 237,744 shares of Class A Common Stock, resulting in cumulative gross proceeds of $19,628.  As a result, on December 31, 2023, $372 remained available under the January 2023 SEPA.

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

During the year ended December 31, 2023, the Company delivered multiple advance notices for the sale of 8,522,159 shares of Class A Common Stock, resulting in cumulative gross proceeds of $21,854. As a result, on December 31, 2023, $28,146 remained available under the March 2023 SEPA.

17. Equity warrants

As of December 31, 2023, the Company has the following outstanding warrants classified as equity component: 1,125 Public Warrants, 267 Convertible Note Warrants, and 1,062 Warrants issued to Board members.
F-28

The tables below show the equity warrant roll-forward from January 1, 2022, to December 31, 2022, and from January 1, 2023, to the year ended December 31, 2023.

	Options Outstanding, number of shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)
As of January 1, 2022	1,165	$78,953	4.53
Issued	133	$86,250	—
Reclassified from Liability warrants	93	$18,750	—
Exercised	—	—	—
As of December 31, 2022	1,392	$73,674	3.71
Issued	1,062	$174	—
Exercised	—	—	—
As of December 31, 2023	2,454	$41,857	3.41

On April 27, 2023, two independent board members converted a portion of their deferred salaries, totaling $69, into 1,062 Warrants to purchase shares of Class A Common Stock with a strike price of $174 and 5-years from issuance as expiration date.

18. Share based compensation

The Company has four equity compensation plans for the issuance of shares of Company’s Class A common stock to employees, officers, and directors of the Company: the 2020 Equity Incentive Plan (2020 Plan), the 2020 CEO Performance Award, 2021 Omnibus Incentive Plan (2021 Plan) and 2023 Omnibus Incentive Plan (2023 Plan) which have all been approved by the Company’s shareholders.

These plans provide for the issuance of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), SARs, restricted stock, RSUs, performance-based awards, and other awards.

The following table summarizes the Company’s shares of Class A common stock reserved for future issuance as of December 31, 2023.

December 31, 2023
Remaining shares available for future issuance under 2021 Omnibus Incentive Plan	52
Remaining shares available for future issuance under 2023 Omnibus Incentive Plan	33,000

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

On August 12, 2021, the 2020 Plan has been assumed by GRNV and the 1,600,000 options to buy 1,600,000 Helbiz Holding’s shares of Class A common stock became 988 (7,409,701 before the two Reverse splits) options to buy shares of micromobility.com’ s (GRNV) Class A Common Stock, the conversion has been made using the Conversion ratio.

2020 CEO Performance Award

On April 1, 2020, the Company adopted the 2020 CEO Performance Award under which the Company issued options to purchase its Class A common stock to its CEO and Founder. The Company reserved 600,000 shares of the Company’s common stock for issuance under the 2020 CEO Performance Award. Under the 2020 CEO Performance Award, nonqualified stock options are granted at IPO price. The Company considers August 12, 2021, as the Grant Date for the 80 (600,000 before the two Reverse splits) stock options issued under the Plan.

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

As of December 31, 2023, $607 of stock compensation expenses remains unrecognized under the 20202 CEO Performance Award and will be recorded over a weighted average 3.03 years.
F-29

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

Upon original approval, the Company reserved 112 (839,129 before the two Reverse splits) shares of the Company’s Class A common stock for issuance under the 2021 Plan.

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

Upon original approval, the Company reserved 33,000 shares of the Company’s Class A common stock for issuance under the 2023 Plan, no equity incentives have been issued as of December 31, 2023, under the 2023 Plan.

Common Stocks issued outside equity incentive Plans - in exchange for services rendered

During the twelve months ended December 31, 2023, and December 31, 2022, the Board of Directors approved the issuance of shares of Class A Common Stock to the Company’s third-party consultants in exchange for professional services rendered. The summary of Class A common stock issued to consultants and the related fair value at issuance is as follows.

	Number of Class A Common Stock	Weighted Average Fair value
As of January 1, 2022	—	—
Granted	279	$3,600.00
Vested and issued	(279)	$3,600.00
Canceled and forfeited	—	—
As of December 31, 2022	—	—
Granted	29,172	$4.26
Vested and issued	(775)	$157.50
Canceled and forfeited	—	—
As of December 31, 2023, shares to be issued	28,397	$0.07

F-30

Stock Options

The summary of stock option activities for all the Company’s Equity incentive plans is as follows.

	Options Outstanding, number of shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
As of January 1, 2022	1,091	$20,700	8.29	$24,507
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled and forfeited	(4)	$48,975	—	—
As of December 31, 2022	1,087	$21,000	7.14	$—
Granted	—	—	—	—
New options granted for Rounding after the reverse splits	13	$16,200	—	—
Canceled and forfeited	(37)	$16,200	—	—
As of December 31, 2023	1,062	$21,101	6.13	$—
Of which Vested as of December 31, 2023	952

 Restricted Common Stock

During 2021, we have granted restricted common stocks to a newly hired officer; the vesting is based on service condition. The following table summarizes the activity related to our restricted common stock for the years ended December 31, 2023, and December 31, 2022.

	Number of Shares	Weighted-Average Grant-Date Fair Value per Share
As of January 1, 2022	30	$58,350
Granted	—	—
Vested	(16)	—
Canceled and forfeited	—	—
Unvested Restricted common stock as of December 31, 2022	14	$58,350
Granted	—	—
Vested	(5)	—
Canceled and forfeited	(9)	—
Unvested Restricted common stock as of December 31, 2023	—	$—

Stock-Based Compensation Expense

Stock-based compensation expense is allocated based on (i) the cost center to which the award holder belongs, for employees, and (ii) the service rendered to the Company, for third-party consultants. The following table summarizes total stock-based compensation expense by account for the years ended December 31, 2023, and 2022.

	Year Ended December 31,
	2023	2022
Cost of revenue	$0	15
Research and development	44	161
Sales and marketing	10	278
SEPA financial expenses	53	—
General and administrative	351	2,856
Total stock-based compensation expense	$458	3,310

F-31

19. Income Taxes

The components of loss before income taxes consist of the following.

	December 31,
	2023	2022
United States	$(47,174)	$(41,342)
Foreign	(14,823)	(40,708)
Total	$(61,997)	$(82,050)

The components of the provision (benefit) for income taxes consist of the following.

	December 31,
	2023	2022
Current:
Federal	$—	$—
State	—	—
Foreign	58	24
Total	58	24

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total	—	—

Provision (benefit) for income taxes	$58	24

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows.

	December 31,
	2023	2022
Income tax provision at statutory rate	21%	21%
State income taxes, net of federal benefit	2%	3%
Foreign tax differential	1%	2%
Stock issuance cost	(1)%	0%
Goodwill Impairment	(5)%	(3)%
Other adjustments	(1)%	0%
Change in valuation allowance	(17)%	(23)%
Effective tax rate	(0.09)%	(0.03)%

The components of the Company’s net deferred tax assets and liabilities are as follows.

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$84,336	$76,640
Accruals and reserves	1,148	674
Research & development	1,859	1,026
Lease liability	184	230
Stock Compensation	1,634	1,633
Fixed assets	55	—
Intangibles	328	—
Total deferred tax assets	89,544	80,203

Deferred tax liabilities:
Intangibles	—	(564)
Fixed assets	—	(447)
Right of use assets	(140)	(198)
Total deferred tax liabilities	(140)	(1,209)

Net deferred tax assets	$89,404	$78,994
Valuation Allowance	(89,404)	(78,994)
Ending Balance	$—	$—

F-32

Assessing the realizability of deferred tax assets requires the determination of whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considered all sources of taxable income available to realize deferred tax assets, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. Based on the weight of available evidence, which includes the Company’s historical cumulative net losses, the Company recorded a full valuation allowance. The valuation allowance increased by $10,410 and $54,855 as of the years ended December 31, 2023, and 2022, respectively.

As of December 31, 2023, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $250,154 and $217,493, respectively. As of December 31, 2022, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $234,183 and $205,882, respectively. Of the total federal net operating loss carryforwards, $249,598 do not expire, and the remaining carryforwards begin to expire in 2036 if not used prior to that time. The Company has income tax NOL carryforwards related to international operations of approximately $77,600 which do not expire. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Such annual limitation could result in the expiration of net operating losses and credits before their utilization.

 ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2023, and 2022, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023, and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next year.

The Company is subject to income taxes in the federal, various state and foreign jurisdictions and is generally open for examination from the year ended December 31, 2020, forward.

The Tax Cuts and Jobs Act of 2017 ("TCJA") amended Section 174 to require capitalization of all research and developmental ("R&D") costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. The Company capitalized approximately $2,965 and $5,577 of R&D expenses incurred as of the years ended December 31, 2023, and 2022, respectively.

On August 16, 2022, the Inflation Reduction Act ("IRA") was signed into law in the United States. Among other provisions, the IRA includes a 15.0% corporate minimum tax rate applied to certain large corporations and a 1.0% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

20. Net Loss Per Share

Net income (loss) per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period (considering a retroactive application of the reverse splits).

The following table sets forth the computation of basic and diluted net loss per share.

	Year Ended December 31,
	2023	2022
Net loss adjusted for Deemed Dividends and Deemed Dividends equivalents	$(62,055)	$(82,074)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,446,391	8,768
Net loss per share attributable to common stockholders, basic and diluted	$(42.90)	$(9,360.49)

 The following potentially dilutive outstanding shares (considering a retroactive application of the reverse splits) were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

	Year Ended December 31,
	2023	2022
2020 Equity Incentive Plan	954	979
Warrants outstanding	2,641	1,579
Convertible debts	96,267	6,822
Secured Convertible Note	4,626,595	—
Common Stocks to be issued for Conversion of Wheels unsecured debt	928,942	—
2020 CEO Performance Award	80	80
2021 Omnibus Plan	28	42
Common Stocks to be issued outside equity incentive Plans	28,397	87
Net loss per share attributable to common stockholders, basic and diluted	5,683,904	9,587

 21. Segment and geographic information

We determine our operating segments based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions, and evaluates operating performance.

As of December 31, 2023, and 2022, the Company has three operating and reportable segments; of which one named Helbiz Kitchen is considered not material and included in All Other.

Segment	Description

Mobility	Mobility offering allow consumer to move around the city using green and electric vehicles as scooters, bikes and mopeds. Mobility also includes partnership and sponsorship agreements.
Media	Commercialization of media rights to professional partner (B2B) and content offerings allow consumer to watch live events on the App Helbiz Live (B2C).
All Other	All Other are mainly related to delivery offerings.

F-33

Our segment operating performance measures are segment Revenue and Cost of Revenue. The CODM does not evaluate operating segments using asset information and, accordingly, we do not report asset information by segment. The following table provides information about our segments and a reconciliation of the total segment Revenue and Cost of revenue to loss from operations:

	Year Ended December 31,
	2023	2022
Revenue
Mobility	$5,269	$8,430
Media	3,975	6,507
All Other	600	601
Total segment revenues	$9,844	$15,538
Operating expenses:
Cost of revenues
Mobility	(16,739)	(20,463)
Media	(10,001)	(19,154)
All Other	(2,235)	(2,008)
Total Cost of revenues	$(28,975)	$(41,625)
Reconciling Items:
Research and development	(2,439)	(2,741)
Sales and marketing	(2,837)	(8,712)
General and administrative	(22,917)	(25,569)
Impairment of Assets	(16,683)	(10,390)
Loss from operations	$(64,007)	$(73,499)

Revenue by geography is based on where the trip was completed, or media content occurred. The following table set forth revenue by geographic area for the years ended December 31, 2023, and December 31, 2022.

	Year Ended December 31,
	2023	2022
Revenue
Italy	$7,616	$13,355
United States	2,228	2,183
Total Revenues	$9,844	$15,538

 Long-lived assets, net includes property and equipment, intangible assets, goodwill, and other assets. The following table sets forth long-lived assets, net by geographic area as of December 31, 2023, and December 31, 2022.

	December 31,	December 31,
	2023	2022
Italy	$1,273	$5,575
United States	2,644	23,669
All other countries	87	665
Total long-lived assets	$4,004	$29,909

22. Related Party Transactions

CEO conversion of deferred salaries

During the year ended December 31, 2023, our majority shareholder and CEO converted a portion of his deferred salaries, totaling $78, into 87 shares of Class A Common Stock.
F-34

Board member conversion of deferred salaries

During the year ended December 31, 2023, board members converted a portion of their deferred salaries, totaling $69, into 1,062 Warrants to purchase shares of Class A Common Stock with a strike price of $174.00 and 5-years from issuance as expiration date.

During the year ended December 31, 2023, a board member who served as consultant before joining the Board converted portion of his previous invoices, totaling $90, into 397 shares of Class A Common Stock, generating a gain for the Company amounted to $25.

CEO Purchase of Series B Preferred Stock

On March 13, 2023, the Company issued 3,000 Series B Preferred Stock to the Company’s CEO for an aggregate purchase price of $0.5. Series B had no voting rights, except that each share of Series B was entitled to 80,000 votes at a shareholder meeting on whether to enact a reverse stock split. Holder of the Company’s Series B was required to vote any proposal for a reverse stock split on a “mirrored” basis. This meant that the Series B holder was required to cast their votes “For” and “Against” each such proposal in the same proportions as the holders of Company’s Class A Common stock eligible and voting at the Special Meeting cast their votes, in the aggregate. On March 30, 2023, the Company’s Series B Preferred Stock have been redeemed following the stockholder meeting for $0.01 per share. As of December 31, 2023, there were 0 shares of Series B Preferred Stock issued and outstanding.

Conversion of Class B Common Stock

On August 12, 2023, the 1,897 shares of Class B common stock automatically converted into 1,897 shares of Class A common stock. On August 12, 2021, the Company issued the Class B Common Stock to the Company’s CEO, with the clause of an automatic conversion into Class A Common Stock on the second anniversary of the issuance (August 12, 2023).

Related party shipping

During the year ended December 31, 2023, the Company recorded as Cost of Revenues $56 for shipping services provided by a related party. The service provider is a Company whose CEO is a parent of the CEO of micromobility.com.

2022 transactions

During the twelve months ended December 31, 2022, our majority shareholder and CEO has lent Helbiz funds on an interest-free basis for cumulative gross proceeds of $492. The amount has been repaid between a combination of cash for $237 and issuances of 527,425 shares of Class A Common Stock for $254.

On November 18, 2022, Wheels Business Combination date, our majority shareholder and CEO purchased from a Wheels investor, a Wheels unsecured note for its principal amount $750. On November 22, 2022, Helbiz Inc CEO converted the entire amount into 4,019,293 shares of Class A Common Stock.

 23. Subsequent Events

The Company has determined, for recognition or disclosure in these financial statements, the following material subsequent events.

Usage of March 2023 SEPA and repayment of SEPA Convertible Note

The Company delivered Advance Notices for the sale of 35,400,000 Class A Common Shares, resulting in cumulative gross proceeds of $462; of which $122 was used for partially repaid the SEPA Convertible Note.

Amendment of SEPA Convertible Note

The Company and the Note holder agreed to amend the original SEPA Convertible Note Maturity date from March 31, 2024 to December 31, 2024.

LNPB Settlement agreement

In February 2024, the Company entered into a Settlement agreement with LNPB pursuant to which the Company’s obligations under the original agreements, amounting to $11,394, will be satisfied in exchange of a payment of $5.4 million, divided in three payments on or prior November 30, 2024. The first of the settlement amount has been paid in March 2024.
F-35

Agreements with Everli S.P.A.

In the first quarter of 2024, we entered into two agreements with Everli S.P.A. (“Everli”). Everli was founded in 2014 and offers its grocery delivery service across cities in Europe. It is a related party as our President and Chief Executive Officer has a majority equity interest in Everli. One of the agreements was a Service Supply Agreement entered into with our wholly-owned subsidiary, Helbiz Media and the other is an Agreement on Business Cooperation entered into with our wholly-owned subsidiary, Helbiz Serbia.

The Service Supply Agreement required Helbiz Media to provide design, development, and communication ideas and activities to Everli. Under the terms of the agreement, Everli is to pay the Company €6 million, approximately $6.5 million, in exchange for our provision of “supply services for Everli according to the consolidated industry practice, from the design phase of the various work streams to the realization of the proposed solutions shared and approved by the client.” There is no timeline for the payment of the funds due under this agreement, and to date no funds have been received under this agreement. The Service Supply Agreement expires on March 1, 2025.

The Agreement on Business Cooperation is an agreement pursuant to which Helbiz Serbia will provide Everli with (i) software development services and (ii) services for preparing for an initial public offering. Pursuant to the Agreement on Business Cooperation, Everli is to pay us an initial payment of €200 thousands, approximately $220 thousands, within five days of entering into the agreement and a monthly payment of €100 thousands, approximately $110 thousands. This agreement has no fixed term and may be terminated by either party with 30 days’ notice.

Unsecured loan – settlement agreement

In March 2024, the Company entered into a Settlement agreement with the 6.75% Unsecured Note holder pursuant to which the Company’s obligations under the original agreements, amounting to $2,428 (2,202 Euro), will be satisfied in exchange of a payment of $1,102 (995 Euro), to be paid within June 30, 2024.

Unsecured loan – issuance of Class A shares

In March 2024, the Company issued 928,942 shares of Class A Common Stock to the holder of the Wheels unsecured note for settling $734 of the amount outstanding.

Related-party Convertible Note

On January 31, 2024, we issued a note to Palella Holdings LLC, an entity in which our CEO is the sole shareholder, in exchange for net proceeds of $1,000,000. Pursuant to the terms of the note, we are to pay Palella Holdings LLC $1,000,000 on an interest free basis on January 31, 2025. The note is convertible into shares of our common stock at a conversion price to be agreed upon between us and Palella Holding LLC at the time of such conversions.

F-36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have not had any disagreements with our accountants or auditors that would need to be disclosed pursuant to Item 304 of Regulation S-K promulgated under the Securities Act of 1933.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on such evaluation, due to a material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness

Our management’s conclusion that our disclosure controls and procedures were ineffective was due to the identification of material weaknesses in our internal control over financial reporting in connection with the preparation of our year-end Financial Statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Our management identified the following material weaknesses in our internal control over financial reporting:

•	We have insufficiently designed and operating controls surrounding the accounting policies and controls, including standardized reconciliation schedules to ensure the company's books and records are maintained in accordance with GAAP.
•	Due to the company's size and nature, segregation of all duties may not be possible and may not be economically feasible.

Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our consolidated financial position, consolidated results of operations, and consolidated cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Other than the replacement of our Chief Financial Officer, our internal control over financial reporting has not changed during the fourth quarter covered by this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth certain information regarding our executive officers as of the date of this annual report.

Name	Age	Position	Held Position Since
Salvatore Palella	35	Chief Executive Officer, Chairman	October 2015
Gian Luca Spriano	41	Chief Financial Officer	December 2023

Salvatore Palella, Chief Executive Officer.    Mr. Palella has served as our Chief Executive Officer and the sole member of our board of directors since 2015. Mr. Palella, a serial entrepreneur, founded our company in 2015, at the age of 29, with a mission to solve the first- and last-mile transportation problem of cities around the world through an innovative and scalable transportation rental platform designed for the sharing economy. Originally from Acireale, Italy, Mr. Palella began his career in the fast-food industry in the United Kingdom, and then moved to Milan at age 17 to study at Università Cattolica del Sacro Cuore. At the age of 19, he founded his first business, a company that specialized in the production and distribution of vending machines for fresh-squeezed orange juice.

He is also the sole shareholder and CEO of Palella Holdings LLC, a Company investing in multiple start-ups such as Everli S.p.A.

Gian Luca Spriano, Chief Financial Officer.   Mr. Spriano has served as our Chief Financial Officer from December 2023. He previously served us as Head of Business Development starting from July 2018. He was focusing on building Helbiz’s brand awareness in Europe, the United States and Canada while simultaneously driving the individual city application initiatives and serving as the point for government relations. He is also involved in other Companies where Mr. Pallela has the majority equity interest, such as Palella Holdings LLC where he served as the Chief Financial Officer and Everli S.p.A. where he served as Chairman.

Prior to joining us, Mr. Spriano worked in the Executive Office of the Secretary General at the UN, collaborating with the Climate Action Team and the Sustainable Development Unit, and directly supporting the Secretary General and his climate change initiatives.

Mr. Spriano received his J.D. in International European Law from the University of Turin and an LLM in International Financial Law.

Our Board of Directors

Our Board of Directors consists of four members, Salvatore Palella, Guy Adami, Velco Farina and Lee Stern. Mr. Palella is our Chairman.

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

Set forth below is biographical information related to each of our independent directors. Biographical information for Mr. Palella is provided above under “Management – Executive Officers” in this annual report. Mr. Palella was appointed to the Board of Directors effective August 12, 2021.

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

Velco Farina, age 50, is an Industrial Engineer with a MBA from SDA Bocconi and UCLA Anderson. Mr. Farina is a senior executive whose career started in management consulting at Bain & Co., Sapient and McKinsey. In 2007 he moved to New York City and the enterprise world at American Express, where he served in multiple roles, from product management to international strategy and innovation and partnerships until 2016. He then became the Chief Operating Officer of Kunai, a scrappy professional service agency, and grew it 10x into the tech engine of Fortune 500 financial institutions that it is today. Next he became the founding Managing Director of the innovation lab for Kaleyra a communication-platform-as-a-service company, recently acquired by Tata Communications. After moving back to Europe, Mr. Farina worked as Amazon Web Services Principal for the Financial Services EMEA market. Currently, Mr. Farina serves on the Board of Directors of Torch Systems and sits on the Strategic Board of DIP Capital.

Mr. Farina earned a MS from Politecnico di Milano, an MBA from SDA Bocconi School of Management at Bocconi University, an MBA from the Anderson School of Management at University of California, Los Angeles, and an edX Honor Code Certificate from Massachusetts Institute of Technology.

Board Leadership Structure

The Board believes that it should maintain the flexibility to select the Chairman of the Board and adjust its board leadership structure from time to time. Mr. Palella is currently serving as both our Chief Executive Officer and the Chairman of the Board. The Board determined that having its Chief Executive Officer also serve as the Chairman of the Board provides it with optimally effective leadership and is in its best interests and those of its stockholders. Mr. Palella founded and has led our company since its inception. The Board believes that Mr. Palella’s strategic vision for the business, his in-depth knowledge of our operations, the mobility industry, and his experience serving as the Chairman of the Board and Chief Executive Officer since our inception make him well qualified to serve as both Chairman of the Board and Chief Executive Officer.

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

Board Committees

In August 2021, the Board established an audit committee, a compensation committee and a nominating committee, each of which have the composition and responsibilities described below. Members will serve on these committees until their resignation or until otherwise determined by the Board. Each committee operates under a charter previously approved by the Board. Copies of each charter are posted on the Corporate Governance section of our website at micromobility.com. Our website and the information contained on, or that can be accessed through, our website is not deemed to be incorporated by reference in, and is not considered part of, this annual report.

Audit Committee

Our audit committee consists of Lee Stern, Massimo Velco Farina and Guy Adami. Mr. Lee Stern serving as audit committee chairperson. The Board has determined that Lee Stern and Guy Adami each meet the requirements for independence and financial literacy under the current Nasdaq listing standards and SEC rules and regulations, including Rule 10A-3. In addition, the Board has determined that Lee Stern qualifies as an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K promulgated under the Securities Act. This designation does not impose any duties, obligations, or liabilities that are greater than are generally imposed on members of the audit committee and the Board. The audit committee is responsible for, among other things:

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

Compensation Committee

Our compensation committee consists of Lee Stern and Guy Adami. The Board has determined that the composition of the compensation committee will meet the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of the committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The compensation committee is responsible for, among other things:

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

Nominating Committee

Our nominating and corporate governance committee consists of Lee Stern and Guy Adami. Mr. Guy Adami is the chairperson of the nominating and corporate governance committee. The Board has determined that the composition of the nominating and corporate governance committee will meet the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. The nominating and corporate governance committee is responsible for, among other things:

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

This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

For the year ended December 31, 2023, our named executive officers (“Named Executive Officers” or “NEOs”) were:

•	Salvatore Palella, Chief Executive Officer; and

•	Gian Luca Spriano, Chief Financial Officer.

The objective of our compensation program is to provide a total compensation package to each NEO that will enable us to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our equity holders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward NEOs for performance.

Compensation of Directors and Executive Officers

The following table presents information regarding the total compensation (excluding equity based compensation reported) awarded to, earned by, and paid to our named executive officers for services rendered to us in all capacities for the years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All other Compensation ($)		Total ($)
Salvatore Palella,	2023	$918,019	$1,125,000	$354,977	(1)	$2,397,996	(2)
Chief Executive Officer	2022	$919,516	$745,572	$350,340	(1)	$2,015,428	(2)

Gian Luca Spriano,	2023	$141,955	$—	$—		$141,955
Chief Financial Officer	2022	$86,615	$—	$—		$86,615

(1)	This amount relates to health insurance and housing expenses provided under their employment agreements.

(2)	Excludes any foregone interest on amounts that we had lent our Chief Executive Officer.

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

On April 1, 2020, we entered into two non-qualified stock-option agreements with Mr. Palella.

-	Under the 2020 Plan, Mr. Palella awarded 1,484,721 stock options (considering the conversion ratio of 4.63 applied in the reverse merger), of which 742,435 vested on April 1, 2021, and 20,619 will vest every month after the twelve-month anniversary for 36 months.

-	Under the CEO Performance Award, Mr. Palella awarded 600,000 options to purchase our Class A common stock. We consider the grant date of the Award, August 12, 2021. The Award vests upon the satisfaction of the market conditions. In detail, the market conditions will be satisfied in 20 different tranches, with each related to a certain Market capitalization Milestone. The lowest tranche is $500 million the highest is $100 billion; each of the twenty tranches has 30,000 options to buy 30,000 shares of Class A common stock. As of December 31, 2022, none of the tranches have been vested.

Gian Luca Spriano

On December 15, 2023, we entered into an employment agreement with Gianluca Spriano with no expiration date. Pursuant to the terms and provisions of the agreement: (a) Mr. Spriano is appointed as our Chief Financial Officer and will undertake and perform the duties and responsibilities normally and reasonably associated with such office; (b) we shall pay to Mr. Spriano an annual salary of $175,000.

Outstanding Equity Awards at 2023 Fiscal Year-End for Executive Officers

The following table sets forth information as of December 31, 2023 relating to outstanding equity awards for each of our executive officers and our director:

Outstanding Equity Awards at Year End Table
Name	Number of Securities Underlying Unexercised Options (exercisable)	Number of Securities Underlying Unexercised Options (unexercisable)	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Salvatore Palella – 2020 Plan	198	0	8	$16,200	4/1/2030
Salvatore Palella – 2020 CEO Performance Award	80	0	80	$61,050	4/1/2030
Gian Luca Spriano	4	0	1	$16,200	4/1/2030

Director Compensation

During 2023, the independent directors of the Board received cash compensation as follows: $75,000 as standard compensation plus $10,000 if they served as Chairman of a Company’s Committee. We reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 9, 2024, none of:

•	our directors or Named Officers;
•	all directors and executive officers as a group; or
•	any shareholder (or group of shareholders known to us;

beneficially owned more than 1% of our issued and outstanding shares. Beneficial ownership is determined according to the rules of the Commission, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership, the Company deemed outstanding shares of its Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of the Closing Date. The Company did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than employment and other agreements set out elsewhere in this annual report, the following summarizes those of transactions since January 1, 2023 to which we have been a participant in which the amount involved exceeded or will exceed $63,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in the section entitled “Executive Compensation.” Described below are certain other transactions with our directors, executive officers and stockholders.

CEO conversion of deferred salaries

During the year ended December 31, 2023, our majority shareholder and CEO converted a portion of his deferred salaries, totaling $78,000 into 87 shares of common stock.

Board member conversion of deferred salaries

During the year ended December 31, 2023, board members converted a portion of their deferred salaries, totaling $69,000 into 1,062 Warrants to purchase shares of common stock with a strike price of $174.00 and 5-years from issuance as expiration date.

During the year ended December 31, 2023, a board member who served as consultant before joining the Board converted portion of his previous invoices, totaling $90,000 into 397 shares of common stock, generating a gain for the Company amounted to $25,000.

CEO Purchase of Series B Preferred Stock

On March 13, 2023, the Company issued 3,000 Series B Preferred Stock to the Company’s CEO for an aggregate purchase price of $0.5. Series B had no voting rights, except that each share of Series B was entitled to 80,000 votes at a shareholder meeting on whether to enact a reverse stock split. Holder of the Company’s Series B was required to vote any proposal for a reverse stock split on a “mirrored” basis. This meant that the Series B holder was required to cast their votes “For” and “Against” each such proposal in the same proportions as the holders of Company’s Class A Common stock eligible and voting at the Special Meeting cast their votes, in the aggregate. On March 30, 2023, the Company’s Series B Preferred Stock have been redeemed following the stockholder meeting for $0.01 per share. As of March 31, 2023, there were 0 shares of Series B Preferred Stock issued and outstanding.

Conversion of Class B Common Stock

On August 12, 2023, the 1,897 shares of Class B common stock automatically converted into 1,897 shares of Class A common stock. On August 12, 2021, the Company issued the Class B Common Stock to the Company’s CEO, with the clause of an automatic conversion into Class A Common Stock on the second anniversary of the issuance (August 12, 2023).

Related party shipping

During the year ended December 31, 2023, the Company recorded as Cost of Revenues $56 for shipping services provided by a related party. The service provider is a Company whose CEO is a parent of the CEO of micromobility.com.

Everli

As described in Item 1, in the first quarter of 2024, we entered into two agreements with Everli S.p.A. It is a related party as our President and Chief Executive Officer has a majority equity interest in Everli S.pA. One of the agreements was a Service Suply Agreement entered into with our wholly-owned subsidiary, Helbiz Media Italia S.r.l., and the other is an Agreement on Business Cooperation entered into with our wholly-owned subsidiary, Helbiz DOO.

Loan from Palella Holdings LLC

On January 31, 2024, we issued a note to Palella Holdings LLC, an entity in which our CEO is the sole shareholder, in exchange for net proceeds of $1,000,000. Pursuant to the terms of the note, we are to pay Palella Holdings LLC $1,000,000 on an interest free basis on January 31, 2025. The note is convertible into shares of our common stock at a conversion price to be agreed upon between us and Palella Holding LLC at the time of such conversions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2023 and 2022 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2023	2022
Audit fees	$470	$700
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$470	$700

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the review of our interim consolidated financial statements. Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE

The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
2.1	Merger Agreement and Plan of Reorganization dated February 8, 2021 by and among, Helbiz, Inc., Salvatore Palella as Representative of the Shareholders of the Helbiz, Inc., GreenVision Acquisition Corp. and GreenVision Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on February 8, 2021)*
2.2	First Amendment dated April 8, 2021 to Merger Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on April 9, 2021)*
3.1	Amended and Restated Certificate of Incorporation of Helbiz, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 13, 2021)*
3.2	Certificate of Designation for Series A Preferred Stock, dated November 17, 2022 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on November 25, 2022)
3.3	Certificate of Designation of Preferences, Rights, and Limitations of Series B Preferred Stock filed on March 13, 2023 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed on March 13, 2023)
4.1	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.3 to Helbiz’s registration statement on Form S-1 filed on October 21, 2019)*
4.2	Warrant Agreement between Continental Stock Transfer & Trust Company and Helbiz (incorporated by reference to Exhibit 4.5 to Helbiz’s registration statement on Form S-1 filed on October 21, 2019)*
4.3	Convertible Promissory Note dated as of December 1, 2022 between Helbiz, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed on December 1, 2022)
4.4	Convertible Promissory Note dated as of March 8, 2022, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed on March 13, 2023)
10.1	Form of Subscription Agreement by and among GreenVision Acquisition Corp. and certain institutional and accredited investors (incorporated by reference to Exhibit 10.1 to Helbiz’s current report on Form 8-K filed on March 11, 2021)*
10.2	Form of Registration Rights Agreement, dated as of August 12, 2021, by and among GreenVision Acquisition Corp and certain shareholders of Helbiz Holdings (incorporated by reference to Annex B of the Definitive Proxy Statement filed on July 26, 2021)*
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Registrants Current Report on Form 8-K, filed on August 13, 2021)*
10.4	Form of warrant to PIPE Investors (incorporated by reference to Exhibit 10.2 to Helbiz’s current report on Form 8-K filed on March 11, 2021)*
10.5	GreenVision Acquisition Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Annex D of the Definitive Proxy Statement filed on July 26, 2021)*
10.6	Form of Indemnification Escrow Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on August 13, 2021)*
10.7	Form of Convertible Debenture issued pursuant to the SPA (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 18, 2021)*
10.8	Form of Warrant issued under the SPA (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on October 18, 2021)*
10.9	Employment Agreement of Salvatore Palella, dated April 1, 2020 (incorporated by reference to Exhibit 10.10 to the Registrant's registration statement on Form S-1, filed on October 27, 2021)*
10.10	Employment Agreement of Giulio Profumo, dated March 2, 2020 (incorporated by reference to Exhibit 10.11 to the Registrant's registration statement on Form S-1, filed on October 27, 2021)*
10.11	Securities Purchase Agreement, dated April 15, 2022, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 15, 2022)
10.12	Securities Purchase Agreement, dated August 15, 2022, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 15, 2022)
10.13	Securities Purchase Agreement, dated August 23, 2022, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 23, 2022)
10.14	Agreement and Plan of Merger, dated October 24, 2022, by and among Helbiz, Inc. Helbiz Merger Sub Inc., and Wheels Labs, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 28, 2022)
10.15	Standby Equity Purchase Agreement, dated October 31, 2022, by and between Helbiz, Inc. and YA II PN, Ltd.(incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 31, 2022)
10.16	Security Agreement, dated November 10, 2022, among YA II PN, Ltd. and the debtors named therein (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on November 14, 2022)
10.17	Amended and Restated Agreement and Plan of Merger, dated November 18, 2022, by and among Helbiz, Inc. Helbiz Merger Sub Inc., and Wheels Labs, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on November 25, 2022)

10.17	Amended and Restated Agreement and Plan of Merger, dated November 18, 2022, by and among Helbiz, Inc. Helbiz Merger Sub Inc., and Wheels Labs, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on November 25, 2022)
10.18	Supplemental Agreement dated as of December 1, 2022 to the Standby Equity Purchase Agreement dated as of October 31, 2022 between Helbiz, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on December 1, 2022)
10.19	Standby Equity Purchase Agreement, dated January 24, 2023, by and between Helbiz, Inc. and YA II PN, Ltd.(incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on January 17, 2023)
10.20	Standby Equity Purchase Agreement, dated March 13, 2023, by and between Helbiz, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on March 13, 2023)
10.21	Convertible Note issued to Palella Holdings LLC on January 31, 2024
10.22	Service Supply Agreement
10.23	Business Cooperation Agreement
21.1	List of subsidiaries of Helbiz, Inc.
23.1	Consent of Marcum LLP
24.1	Powers of Attorney (the signature page to this registration statement)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)*
31.2	Certification of Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350*

*       Previously filed and incorporated herein by reference

ITEM 16. FORM 10-K SUMMARY

We have elected not to provide a summary of the information provided in this annual report on Form 10-K.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

micromobility.com, Inc.

Date: April 16, 2024	By:	/s/ Salvatore Palella
	Name:	Salvatore Palella
	Title:	President, Chief Executive Officer

SIGNATURES

Each person whose signature appears below constitutes and appoints Salvatore Palella his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Gian Luca Spriano	Chief Financial Officer	April 16, 2024
Gian Luca Spriano

/s/ Salvatore Palella	Chairman of the Board and Chief Executive Officer	April 16, 2024
Salvatore Palella

/s/ Lee Stern	Director	April 16, 2024
Lee Stern

/s/ Velco Farina	Director	April 16, 2024
Velco Farina

/s/ Guy Adami	Director	April 16, 2024
Guy Adami

