Form 10-Q
period 2024-03-31
micromobility.com Inc.
filed 2024-05-20
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of May 20, 2024, 45,185,172 shares of common stock, par value $0.00001 per share, were issued and outstanding.

MICROMOBILITY.COM, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Unaudited Financial Statements	1
Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023	1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023 (unaudited)	2
Condensed Consolidated Statements Changes in Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2024 and 2023 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (unaudited)	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	23
Part II. Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
Part III. Signatures	26

i

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$127	$128
Accounts receivables	485	704
Accounts receivables - Related Party	1,344	—
VAT receivables	79	928
Prepaid and other current assets	1,070	1,268
Total current assets	3,105	3,028
Property, equipment and deposits, net	2,009	2,435
Right of use assets	905	1,180
Other assets	393	389
TOTAL ASSETS	$6,412	$7,032

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,312	$11,598
Accounts payable related to media rights	8,508	11,394
Accrued expenses and other current liabilities	11,530	9,549
Deferred revenues	4,858	1,558
Operating lease liabilities	361	462
Short term financial liabilities, net	14,708	13,528
Total current Liabilities	51,277	48,089
Non-current financial liabilities, net	1,575	1,842
Operating lease liabilities	675	861
Other non-current liabilities	18	42
TOTAL LIABILITIES	53,545	50,834
Commitments and contingencies	Note 9

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.00001 par value; 900,000,000 shares authorized and; 45,185,172 and 8,856,230 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	210,950	210,339
Accumulated other comprehensive loss	(1,567)	(2,144)
Accumulated deficit	(256,516)	(251,997)
Total Stockholders’ deficit	(47,133)	(43,802)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,412	7,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

1

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$571	$3,919
Operating expenses:
Cost of revenue	908	11,067
General and administrative	3,529	6,232
Sales and marketing	275	1,239
Research and development	175	843
Total operating expenses	4,887	19,381

Loss from operations	(4,316)	(15,463)

Non-operating income (expenses), net
Interest expense, net	(864)	(1,701)
Gain on extinguishment of financial debts	728	—
SEPA financial expenses, net	(102)	(2,208)
Other income (expenses), net	35	(179)
Total non-operating income (expenses), net	(203)	(4,088)

Income Taxes	—	(3)
Net loss	$(4,519)	$(19,554)

Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(529.18)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	26,632,566	36,951

Net loss	(4,519)	(19,554)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	577	(247)

Net loss and comprehensive income	$(3,942)	$(19,801)

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

 Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2024

(in thousands, except share and per share data which account for two reverse Splits occurred during year ended December 31, 2023)

(unaudited)

		Class A Common Stock				Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
		Shares		Amount		Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2024	-	-	8,856,230	$210,339	-	$(251,997)	$(2,144)	(43,802)
Issuance of common shares – for Advance Notices under SEPA			35,400,000	564		—	—	564
Issuance of common shares – for Settlement of financial liabilities			928,942	6		—	—	6
Share based compensation			—	42		—	—	42
Changes in currency translation adjustment			—	—		—	577	577
Net loss	-	-	—	—	-	(4,519)	—	(4,519)
Balance as of March 31, 2024	-	-	45,185,172	210,950	-	$(256,516)	$(1,567)	$(47,133)

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Convertible Preferred Stock Stockholders’ Deficit for the three months ended March 31, 2023

(in thousands, except share and per share data which account for two reverse Splits occurred during year ended December 31, 2023)

(unaudited)

	SERIES B –PREFERRED	SERIES A – CONVERTIBLE PREFERRED	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	STOCK	STOCK	Shares	Amount	Shares	Amount	Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2023	$—	$945	21,802	$152,996	1,897	$—	$(189,942)	$(2,904)	(39,850)
Issuance of common shares – for Advance Notices under SEPA	—	—	14,003	18,105	—	—	—	—	18,105
Issuance of common shares – for Conversion of Convertible Notes	—	—	691	1,296	—	—	—	—	1,296
Issuance of common stock – for Conversion of Series A Convertible Preferred Stocks	—	(945)	904	945	—	—	—	—	945
Issuance of common shares – for purchasing Intangible Assets	—	—	46	50	—	—	—	—	50
Issuance of common shares – for settlement of Payroll liabilities	—	—	87	78	—	—	—	—	78
Share based compensation	—	—	—	418	—	—	—	—	418
Issuance of Series B Preferred Stock	0	—	—	—	—	—	—	—	0
Redemption of Series B Preferred Stock	(0)	—	—	—	—	—	—	—	(0)
Changes in currency translation adjustment	—	—	—	—	—	—	—	(247)	(247)
Net loss	—	—	—	—	—	—	(19,554)	—	(19,554)
Balance as of March 31, 2023	$—	$—	37,533	173,889	1,897	$0	$(209,496)	$(3,151)	$(38,758)

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2024	2023
Operating activities
Net loss	$(4,519)	$(19,554)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	449	1,784
Loss on disposal of assets	73	10
Non-cash interest expenses and amortization of debt discount	784	510
Amortization of Right-of-use assets	118	462
Share-based compensation	42	762
(Gain) or Loss on extinguishment of debts	(728)	—
Other non-cash activities	2	(33)
Changes in operating assets and liabilities:
Accounts receivables	(1,125)	793
Prepaid and other assets	1,029	2,706
Accounts payables	(3,279)	(63)
Accrued expenses and other current liabilities	5,276	(309)
Other non-current liabilities	(26)	44
Net cash used in operating activities	(1,904)	(12,886)

Investing activities
Purchase of property, equipment, and vehicle deposits	(60)	(202)
Purchase of intangible assets	—	(154)
Net cash used in investing activities	(60)	(356)

Financing activities
Gross proceeds from issuance of financial liabilities	110	4,190
Repayment of financial liabilities	(655)	(8,671)
Proceeds from issuance of financial liabilities, due to related party - Officer	1,505	—
Payments of offering costs and underwriting discounts and commissions	—	(15)
Gross proceeds from sale of Class A common shares	564	18,105
Net cash provided by financing activities	1,524	13,609

Increase (decrease) in cash and cash equivalents, and restricted cash	(440)	367
Effect of exchange rate changes	424	(145)
Net increase (decrease) in cash and cash equivalents, and restricted cash	(16)	222
Cash and cash equivalents, and restricted cash, beginning of year	143	736
Cash and cash equivalents, and restricted cash, end of year	$127	$958

RECONCILIATION OF CASH, CASH EQUIVALENT AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEET
Cash and cash equivalents	127	648
Restricted cash, included in Current assets	—	310
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$73	$1,186
Income taxes, net of refunds	$—	$3
Non-cash investing & financing activities
Issuance of common shares – for Conversion of Convertible Notes	—	1,296
Issuance of common shares – for conversion of Series A Preferred Shares	—	945
Issuance of common shares - for Settlement of Payroll Liabilities	—	78
Issuance of common shares – for purchasing Intangible Assets	—	50
Issuance of common shares – for conversion of financial liabilities	6	—
Lease agreements early termination	286	—
Recognition of new lease agreements	—	761

 The accompanying notes are an integral part of these condensed consolidated financial statements.

5

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

The condensed consolidated balance sheet as of December 31, 2023, included herein was derived from the audited financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of, and for the year ended, December 31, 2023, included in our Annual Report on Form 10-K.

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
6

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

 4. Revenue Recognition

The table below shows the revenues breakdown for the three months ended on March 31, 2024, and on March 31, 2023.

	Three months ended March 31,
	2024	2023
Mobility Revenues	$432	$1,578
Media Revenues	12	2,086
Other Revenues – Third Parties	—	255
Other Revenues – Related Party	127	—
Total Revenues	$571	$3,919

During the three months ended March 31, 2024, the Company entered into an Agreement on Business Cooperation with Everli S.p.A. (entity owned by Micrmobility.com CEO) pursuant to which the Company has to provide Everli with software development services. This agreement has no fixed term and may be terminated by either party with 30 days’ notice. The Company categorized the revenues generated by this Agreement in Other Revenues – Related Party.

The table below shows the Deferred revenues roll-forward from January 1, 2024, to March 31, 2024.

Deferred Income	January 1, 2024	FX Rate adj	Additions	Q1 2024 Revenues	March 31, 2024

Mobility	$1,558	(4)	354	(432)	1,476
Media – Related Party	—	—	3,184	—	3,184
Other – Related Party	—	—	325	(127)	198
Total	$1,558	$(4)	3,863	(559)	4,858

Mobility Deferred Income is related to prepaid customer wallets and it will be recorded as Mobility Revenues when riders take a ride.

Media Deferred Income is related to invoices issued to a related party Everli S.p.A. (entity owned by Micrmobility.com CEO) for services to be rendered during 2024, in accordance with a Service Supply Agreement.

Other Deferred Income is related to invoices issued to a related party Everli S.p.A. (entity owned by Micrmobility.com CEO) for services to be rendered during 2024, in accordance with the Agreement on Business Cooperation.
7

5. Property, equipment and vehicle deposits, net

Property, equipment and vehicle deposits, net consist of the following:

	March 31,	December 31,
	2024	2023
Sharing electric vehicles	$13,100	$14,702
Furniture, fixtures, and equipment	1,287	1,379
Computers and software	1,063	1,069
Leasehold improvements	1,791	1,758
Total property and equipment, gross	17,241	18,908
Less: accumulated depreciation	(15,232)	(16,473)
Total property and equipment, net	$2,009	$2,435

The following table summarizes the loss on disposal and depreciation expenses recorded in the condensed consolidated statement of operations for the three months ended on March 31, 2024, and 2023.

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$350	$1,351
Research & Development	15	15
General & administrative	156	$108
Total depreciation and loss on disposal expenses	$521	$1,474

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2024	2023
Legal contingencies – refer to Note 9 Commitments and Contingencies	$5,969	$3,978
Payroll liabilities	3,207	3,144
Accrued expenses	2,354	2,427
Total accrued expenses and other current liabilities	$11,530	$9,549

7. Current and Non-current financial liabilities, net

The Company's Financial liabilities consisted of the following:

	Weighted Average Interest Rate	Maturity Date	March 31, 2024	December 31, 2023
Secured Convertible loan, net	9%	2024	3,226	3,764
Convertible debts, net	5%	2024	4,432	3,217
Unsecured loans, net	2%	Various	6,400	7,715
Related-Party Promissory Note	0%	2025	1,505	—
Other financial liabilities	N/A	Various	720	672
Total Financial Liabilities, net			16,283	15,370
Of which classified as Current Financial Liabilities, net			14,708	13,528
Of which classified as Non-Current Financial Liabilities, net			1,575	1,842

8

The table below shows the amounts recorded as Interest expense, net on the statements of operations for the three months ended on March 31, 2024, and March 31, 2023:

	Three months Ended March 31,
	2024	2023
Secured Convertible loan	$(668)	$—
Convertible debt	(130)	(932)
Secured loan	—	(540)
Unsecured loans	(59)	(224)
Other interest income (expenses)	(7)	(5)
Total Interest expenses, net	$(864)	$(1,701)

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

As of March 31, 2024, the Company has $5,916 outstanding as principal and accumulated interests, partially offset by $1,484 of debt discount.

Convertible debt

On November 13, 2023, the Company entered into a Convertible debt with YA II PN, Ltd. (the “Note holder”). The convertible debt has a principal amount of $4,000, with 15% issuance discount, 5% as annum interest rate, 15% as annum default interest rate and March 31, 2024 as maturity date. During 2024, the Company and the Note holder amended the original maturity date from March 31, 2024 to December 31, 2024.

The debt shall be convertible into shares of the Company’s Class A common stock at the option of the Note Holder, who could convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock in accordance with the Conversion Price defined as $37.50.

During the three months ended March 31, 2024, the Company partially repaid in cash for a cumulative payment of $122 (of which $116 was principal, and $6 were payment premium).

As a result of the above repayments, on March 31, 2024, the Company has $3,521 as outstanding principal and accumulated interest, partially offset by $295 of debt issuance discount.

Unsecured loans

2022 unsecured note

On July 15, 2022, the Company issued an Unsecured Note to an investor in exchange for 2,000 Euro (approximately $2,210) with 6.75% as interest on an annual basis. In March 2024, the Company entered into a Settlement agreement with the Note holder pursuant to which the Company’s obligations under the original agreements, amounting to $2,381 (2,202 Euro), will be satisfied in exchange of a payment of $1,102 (995 Euro), to be paid within June 30, 2024. As of March 31, 2024, the Company has $2,381 as outstanding principal and accumulated interest recorded as Short-term financial liabilities.
9

Wheels unsecured debts

On December 28, 2023, the Company entered into a second Loan Amendment which restructured the loan with the following terms and conditions:

•	$1,400 of the amount outstanding to be paid in cash on the earliest of: a) December 15, 2024, b) the date the Company will receive gross cash proceeds of at least $3 million from the offer and sale of any combination of Company’s equity securities or debt securities in a single transaction, or c) the date the Company will receive aggregate gross cash proceeds of at least $6 million from the offer and sale of any combination of Company’s equity securities or debt securities over the course of any series of transactions commencing from December 28, 2023. The interest shall cease to accrue from the amendment date; and

•	$734 of the amount outstanding converted into 928,942 shares of Class A Common Stock.

The Company issued the 928,942 shares of Class A Common Stock on March 26, 2024, recording a gain amounted to $728 for the reduction of the Company’s share price from the Amendment date to the issuance date.

Related-Party Promissory Notes

During the three months ended March 31, 2024, Palella Holdings LLC, an entity in which the Company’s CEO is the sole shareholder, provided to the Company $1,505. The Company has to repay Palella Holdings LLC $1,505 on an interest free basis on January 31, 2025.

8. Leases

Operating leases

The table below presents the impact on the condensed consolidated statement of operations related to the operating leases for the three months ended March 31, 2024, and March 31, 2023, including expenses related to lease agreements with an initial term of 12 months or less.

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$160	$386
General and administrative	41	295
Total Operating lease expenses	$201	$681

Future annual minimum lease payments as of March 31, 2024, are as follows:

Year ending December 31,	Operating Leases
2024	$330
2025	184
2026	191
Thereafter	213
Total minimum lease payments	$917

9. Commitments and Contingencies

Litigation

The Company is from time to time involved in legal proceedings, claims, and regulatory matters, indirect tax examinations or government inquiries and investigations that may arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages.
10

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

As of December 31, 2024, and December 31, 2023, the Company concluded that certain losses on litigation were probable and reasonable estimable; as a result, the Company recorded as Accruals for legal contingencies, included in Other Current liabilities; $5,968 and $3,978, respectively.

The Company recorded $2,000 and $0 on the Condensed Consolidated statement of operations for the three months ended March 31, 2024 and March 31, 2023, respectively; included in General & Administrative expenses for additional contingency losses over litigations reasonably estimated and categorized as probable.

As of March 31, 2024, legal contingencies related to Wheels amounted to $1,555 while $4,413 are related to micromobility.com. In detail, Wheels has been named in various lawsuits related to the use of Wheels’s vehicles in US cities and in certain matters involving California Labor Code violations and the classification of individuals as independent contractors rather than employees. micromobility.com claims are related to previous investors who claimed financial losses for breaching contractual obligations.

The range of loss for the Company’s legal contingencies accrued is between $800 to $10,173 which represents the range between the amount already settled with the counterparts and the amount claimed deducting insurance coverage.

The Company is also involved in certain claims where the losses are not considered to be reasonably estimable or possible; for these claims the range of potential loss is between 0 to $3,050.

10. Standby Equity Purchase Agreement

During the year ended December 31, 2023, the Company entered into two Standby Equity Purchase Agreements (“2023 SEPAs”) with an investor. The 2023 SEPAs terms and conditions represent: i) at inception - a purchased put option   on the Company’s Class A common shares and, ii) upon delivery of an advance notice - a forward contract on the Company’s Class A common shares. Neither the purchased put option nor the forward contract qualify for equity classification.

As a result of the above classification the settlement of forward contracts initiated by the Company were recorded as other SEPA financial income (expense), net.

The table below presents the impact on the condensed consolidated statement of operations related to the 2023 SEPAs for the three months ended March 31, 2024, and 2023.

	Three Months Ended March 31,
	2024	2023
SEPAs transaction costs	$—	$(1,611)
Other SEPA financial income (expenses), net	$(102)	$(597)
Total SEPA financial income (expenses), net	$(102)	$(2,208)

 During the three months ended March 31, 2024, the Company delivered multiple advance notices for the sale of 35,400,000 Class A Common Shares, resulting in cumulative gross proceeds of $564.

11. Share based compensation expenses

Stock-based compensation expense is allocated based on (i) the cost center to which the award holder belongs, for employees, and (ii) the service rendered to the Company, for third-party consultants. The following table summarizes total stock-based compensation expense by account for the three months ended March 31, 2024 and 2023.
11

	Three Months Ended March 31,
	2024	2023
Cost of revenue	1	2
Research and development	12	31
Sales and marketing	8	26
SEPA financial expenses	—	186
General and administrative	21	518
Total Share based compensation expenses, net	42	762
Of which related to shares not issued for services rendered during the period, accrued as Account payables		344

12. Net Loss Per Share - Dilutive outstanding shares

The following potentially dilutive outstanding shares (considering a retroactive application of the reverse splits occurred during 2023) were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

	Three months ended March 31,
	2024	2023
Equity Incentive Plan - Common Stock Purchase Option	1,050	1,097
Convertible Notes	4,826,315	4,475
Common Stocks to be issued outside equity incentive Plans	28,397	714
Common Stock Purchase Warrants	2,641	1,578
Total number of Common Shares not included in the EPS Basic and diluted	4,858,403	7,864

13. Segment and geographic information

The following table provides information about our segments and a reconciliation of the total segment Revenue and Cost of revenue to loss from operations.

	Three months ended March 31,
	2024	2023
Revenue
Mobility	432	1,578
Media	12	2,086
All Other	127	255
Total Revenue	$571	$3,919

Cost of revenue
Mobility	(778)	(4,608)
Media	(1)	(5,610)
All Other	(129)	(849)
Total Cost of revenues	$(908)	$(11,067)

Reconciling Items:
Research and development	(175)	(843)
Sales and marketing	(275)	(1,239)
General and administrative	(3,529)	(6,232)
Loss from operations	$(4,316)	$(15,463)

Revenue by geography is based on where the trip was completed, or media content occurred. The following table set forth revenue by geographic area for the three months ended March 31, 2024, and 2023.

	Three months ended March 31,
	2024	2023
Revenue
Italy	59	3,148
United States	385	771
All other countries	127	—
Total Revenue	$571	$3,919

Long-lived assets, net includes property and equipment, intangible assets, goodwill and other assets. The following table set forth long-lived assets, net by geographic area as of March 31, 2024, and December 31, 2023.

	March 31,	December 31,
Non-Current Assets	2024	2023
Italy	$1,058	$1,273
United States	2,173	2,644
All other countries	77	87
Total Non-Current Assets	$3,307	$4,004

 14. Related Party Transactions

Agreements with Everli S.p.A.

In the first quarter of 2024, the Company entered into two business agreements with Everli S.p.A. which is a related party as the Company’s President and Chief Executive Officer has a majority equity interest in Everli S.p.A.

Helbiz Media, an Italian subsidiary of micromobility.com, entered into a Service Supply Agreement with Everli S.p.A. requiring Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $6,500. Under the mentioned agreement during the three months ended March 31, 2024, the Company issued invoices amounting to $3,184 of which none have been paid.

Helbiz Serbia, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli S.p.A. requiring Helbiz Serbia to provide software development services and services for preparing Everli S.p.A. for an initial public offering. During the three months ended March 31, 2024, pursuant to the Agreement, the Company issued invoices amounting to $325 of which $217 have been paid.

Related-Party Promissory Notes

During the three months ended March 31, 2024, Palella Holdings LLC, an entity in which the Company’s CEO is the sole shareholder, provided to the Company $1,505. The Company has to repay Palella Holdings LLC $1,505 on an interest free basis on January 31, 2025.

15. Subsequent Events

None.

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

The following discussion refers to the financial results of micromobility.com, Inc. for the three months ended March 31, 2024, and 2023. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refer to micromobility.com, Inc. and our affiliates. Except for per share data and as otherwise indicated, all dollar amounts set out herein are in thousands.

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

Comparison of the Three months ended March 31, 2024, and 2023

The following table summarizes our consolidated results of operations for the three months ended March 31, 2024, and 2023.

	Three months ended March 31,
	2024	2023
Revenue	$571	$3,919
Operating expenses:
Cost of revenue	908	11,067
General and administrative	3,529	6,232
Sales and marketing	275	1,239
Research and development	175	843
Total operating expenses	4,887	19,381

Loss from operations	(4,316)	(15,463)
Total non-operating income (expenses), net	(203)	(4,088)
Income Taxes	0	(3)
Net loss	$(4,519)	$(19,554)

	Three months ended March 31,
	2024	2023
Revenue	100%	100%
Operating expenses:
Cost of revenue	159%	282%
General and administrative	618%	159%
Sales and marketing	48%	32%
Research and development	31%	22%
Total operating expenses	856%	495%

Loss from operations	(756)%	(395)%
Total non-operating income (expenses), net	(36)%	(104)%
Income Taxes	0%	(0)%
Net loss	(791)%	(499)%

Net Revenue

	Three months ended March 31,
	2024	2023	% Change
Mobility Revenues	$432	$1,578	(73)%
Media Revenues	12	2,086	(99)%
Other Revenues – Third Parties	—	255	—
Other Revenues – Related Party	127	—	—
Total Net Revenues	$571	$3,919	(85)%

Total Net revenues decreased by $3,348, or 85%, from $3,919 for the three months ended March 31, 2023, to $571 for the three months ended March 31, 2024. This decrease was primarily due to: a) the decrease of Media revenues for the early termination of the LNPB agreements, and b) the decrease of Mobility revenues driven by the Company’s strategy to exit not profitable markets.

Mobility revenues

Mobility revenues decreased by $1,146, or 73%, from $1,578 for the three months ended March 31, 2023, to $432 for the three months ended March 31, 2024.

As shown in the paragraph Mobility - Key Financial Measures and Indicators, Trips and AAPUs decreased in the mobility business in the periods analyzed. The decreases are explained by the Company’s strategy to decrease the Company’s operating cash which resulted in closing multiple locations in Italy and United States.

 Media revenues

During 2023, the Company received communications from the main live content provider, LNPB, notifying the early termination of the agreements related to the commercialize and broadcast of the Italian Serie B content. The early termination generated a significant decrease in Media revenues.

Media revenues decreased by $2,074, or 99%, from $2,086 for the three months ended March 31, 2023, to $12 for the three months ended March 31, 2024. The decrease is mainly explained by the early termination of LNPB agreements. During the next months of 2024, Media revenues are expected to increase compared to the first three months of 2024 based on a Service Supply Agreement entered by the Company with a related party: Everli S.p.A. (entity owned by Micrmobility.com CEO). In detail, the mentioned Service Supply Agreement requires the Company to provide design, development, and communication ideas and activities to Everli.

Other Revenues – Related Party

Other Revenues generated with related party is related to an Agreement on Business Cooperation entered by the Company with Everli S.p.A. (entity owned by Micrmobility.com CEO) for software development services. Additional revenues are expected to be recorded during the year 2024 based on this Agreement.

Cost of Revenue

	Three months ended March 31,
	2024	2023	% Change
Mobility - Cost of revenues	$778	$4,608	(83)%
Of which Depreciation and write-off	521	1,580	(67)%
Media - Cost of revenues	1	5,610	(100)%
Other - Cost of revenues	129	849	(85)%
Total - Cost of revenues	908	11,067	(92)%

Cost of Revenue decreased by $10,159 or 92%, from $11,067 for the three months ended March 31, 2023, to $908 for the three months ended March 31, 2024. This decrease was primarily due to: a) the decrease in Media Cost of revenues for the early termination of the LNPB agreements, and b) the decrease of Mobility activities driven by the Company’s strategy to exit not profitable markets.

Mobility Cost of revenues

Mobility cost of revenues shows a decrease of $3,830 or 83% mainly driven by the closing of multiple locations in Italy and United States, in line with the Company’s strategy to decrease the operating cash used by the micro-mobility business. Removing the depreciation and write-off, for the three months ended March 31, 2024 shows a Mobility Cost of Revenues lower than Mobility Revenues, this result is in line with the Company strategy to focus Mobility activities only in profitable markets.

Media Cost of revenues

Cost of Revenues related to Media decreased by $5,609, or 100% in the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease is mainly driven by the decrease in media content acquired during the period, including the early termination of LNPB agreements.

General and Administrative

	Three months ended March 31,
	2024	2023	% Change
General and administrative	$3,529	$6,232	(43)%
Of which Litigation accruals	2,000	—	—

General and Administrative expenses decreased by $2,703 or 43% from $6,232 for the three months ended March 31, 2023, to $3,529 for the three months ended March 31, 2024.

The decrease is mainly driven by the Company strategy to drastically decrease the cash burn; in detail, several administrative employees in Europe and United States left the Company and they have not been replaced. Additionally, the Company renegotiated or exited multiple agreements with lawyers and consultants. The amount recorded for the three months ended March 31, 2024 is also highly impacted by a non-recurring item: Litigation accruals amounting to $2 million.

Sales and marketing

	Three months ended March 31,
	2024	2023	% Change
Sales and marketing	$275	$1,239	(78)%

Sales and marketing expenses decreased by $964 or 78%, from $1,239 for the three months ended March 31, 2023, to $275 for the three months ended March 31, 2024.

The decrease is explained by the Company’s strategy to decrease the Company’s operating cash burn. In detail, the Company took the following actions: a) drastically reduced the marketing campaigns in terms of budget following the exit of multiple operating markets, and b) decrease the workforce involved in the marketing department.

Research and Development

	Three months ended March 31,
	2024	2023	% Change
Research and development	$175	$843	(79)%

Research and Development expenses decreased by $668 or 79% from $843 for the three months ended March 31, 2023, to $175 for the three months ended March 31, 2023. The 79% decrease is mainly driven by the exiting of a IT engineering employees, not replaced.

Total non-operating income (expense), net

	Three months ended March 31,
	2024	2023	% Change

Interest expense, net	$(864)	$(1,701)	(49)%
Gain (loss) on extinguishment of financial debts	728	—	—
SEPA financial income (expenses), net	(102)	(2,208)	(95)%
Other income (expenses), net	35	(179)	(120)%
Total non-operating income (expenses), net	$(203)	$(4,088)	(95)%

Non-operating expense, net, decreased by 95% or $3,885 from $4,088 for the three months ended March 31, 2023, to $203 three months ended March 31, 2024.

Interest expenses, net

Interest expenses decreased by $837, or 49%, from $1,701 for the three months ended March 31, 2023, to $864 for the three months ended March 31, 2024. Such decrease is mainly driven by the overall decrease of the Company’s financial liabilities.

Gain (loss) on extinguishment of financial debts

Gain on extinguishment of debt amounted to $728 for the three months ended March 31, 2024 is related to an Amendment Agreement entered by the Company with the holder of an unsecured Note previously issued by Wheels Lab Inc (entity acquired in 2022). In detail, the Company settled $734 of the aforementioned Unsecured Note by issuing 928,942 Class A Common Stock in March 2024, for the reduction of the Company’s share price from the Amendment date to the issuance date the Company recorded a gain amounted to $728.

SEPA financial income (expenses), net

SEPA financial expenses, net decreased by $2,106, or 95%, from $2,208 for the three months ended March 31, 2023, to $102 for the three months ended March 31, 2024. Such decrease is mainly driven by the overall decrease of the SEPA usage, highly impacted by the Company’s decreases in market volatility and market price.

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
29,359
Q1 2022
Q1 2023
Q1 2024

Trips.    We define Trips as the number of completed rides in a given year. To further clarify, a single-use Helbiz ride is recognized as a unique “Trip” upon completion of each ride. We believe that Trips is a useful metric to measure the usage of our platform.

Trips
715,900
580,052
67,988
Q1 2022
Q1 2023
Q1 2024

Active Markets.    We track the number of active markets (cities).

Italian licenses

We are an operator in Italy in the micro-mobility environment. During the first three months of 2024, we provided e-mobility services in the following Italian cities:

•       Turin, Parma, Palermo, Pisa, San Benedetto del Tronto, Modena, and Catania.

United States licenses

During the first three months of 2024, we provided e-mobility services, either sharing or long-term rental proposal, in the following United States areas:

•       Tampa (Florida), New York (New York), and Santa Monica (California).

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

As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents of $127.

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

Indebtedness

The following table summarizes our indebtedness as of March 31, 2024.

	Weighted Average Interest Rate	Maturity Date	March 31, 2024	December 31, 2023
Secured Convertible loan, net	9%	2024	3,226	3,764
Convertible debts, net	5%	2024	4,432	3,217
Unsecured loans, net	2%	Various	6,400	7,715
Related-Party Promissory Note	0%	2025	1,505	—
Other financial liabilities	N/A	Various	720	672
Total Financial Liabilities, net			16,283	15,370
Of which classified as Current Financial Liabilities, net			14,708	13,528
Of which classified as Non-Current Financial Liabilities, net			1,575	1,842

Our financial liabilities, net increased by 6% or $913 from $15,370 as of December 31, 2023, to $16,283 as of March 31, 2024.

The increase is mainly explained by the Promissory Note issued to the Company’s CEO amounting to $1,505 partially compensated by repayments of unsecured loans and convertible loan.

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

Future annual minimum lease payments as of March 31, 2024, are as follows:

Year ended December 31,	Operating Leases
2024	$330
2025	184
2026	191
Thereafter	213
Total minimum lease payments	$917

Securities outstanding as of March 31, 2024

As of March 31, 2024, we had the following outstanding securities:

March 31, 2024
Class A Common Shares	45,185,172
Total Common Shares outstanding	45,185,172

Preferred stock	—
Total Preferred Stock outstanding	—

Warrants	2,641
Stock Option Plans	1,050
Restricted Stocks granted	21
Total Warrants, Restricted Stocks and Stock Options outstanding	3,712

Common Shares and Preferred stocks

As of March 31, 2024, the Company’s charter authorized the issuance of up to 900,000,000 shares of Class A common stock, $0.00001 par value per share, and 100,000,000 shares of preferred stock at $0.00001 par value per share.

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

During the first three months of 2024, the Company delivered multiple advance notices for the sale of 35,400,000 shares of Class A Common Stock, resulting in cumulative gross proceeds of $462.

Related Party Transactions

In the first quarter of 2024, the Company entered into two business agreements with Everli S.p.A. which is a related party as the Company’s President and Chief Executive Officer has a majority equity interest in Everli S.p.A.

Helbiz Media, an Italian subsidiary of micromobility.com, entered into a Service Supply Agreement with Everli S.p.A. requiring Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $6,500. Under the mentioned agreement during the three months ended March 31, 2024, the Company issued invoices amounting to $3,184 of which none have been paid.

Helbiz Serbia, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli S.p.A. requiring Helbiz Serbia to provide software development services and services for preparing Everli S.p.A. for an initial public offering. During the three months ended March 31, 2024, pursuant to the Agreement, the Company issued invoices amounting to $325 of which $217 have been paid.

Related-Party Promissory Notes

During the three months ended March 31, 2024, Palella Holdings LLC, an entity in which the Company’s CEO is the sole shareholder, provided to the Company $1,505. The Company has to repay Palella Holdings LLC $1,505 on an interest free basis on January 31, 2025.

 Contractual Obligations and Commitments

LNPB Commitment

During 2021, the Company decided to enter into a new business line: the acquisition, commercialization and distribution of contents including live sport events to media partners and final viewers. In order to commercialize and broadcast media contents, the Company entered into non-cancellable Content licensing and Service agreements with multiple partners such as LNPB. In June 2023, the Company received communications from LNPB, the main live content provider, notifying that it was terminating early the agreements related to the commercialization and broadcast of the LNPB contents. The communications also requested the immediate payment of the invoices overdue amounting to $11,394. In February 2024, the Company entered into a Settlement agreement with LNPB. In detail, the main amended term was the full satisfaction of the Company’s obligations under the original agreements in exchange of a payment of $5,392, divided in three payments on or prior November 30, 2024, half of the amount has been paid in March 2024. As a result of the early termination of LNPB agreements, Helbiz Media significantly reduced its operations. Company’s condensed consolidated balance sheet as of March 31, 2024 includes the full amount requested by LNPB minus the amount paid, the potential gain will be reflected only when the final payment will be made in line with the Settlement Agreement.

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

As of December 31, 2024, and December 31, 2023, the Company concluded that certain losses on litigation were probable and reasonable estimable; as a result, the Company recorded as Accruals for legal contingencies, included in Other Current liabilities; $5,968 and $3,978, respectively.

The Company recorded $2,000 and $0 on the Condensed Consolidated statement of operations for the three months ended March 31, 2024 and March 31, 2023, respectively; included in General & Administrative expenses for additional contingency losses over litigations reasonably estimated and categorized as probable.

As of March 31, 2024, legal contingencies related to Wheels amounted to $1,555 while $4,413 are related to micromobility.com. In detail, Wheels has been named in various lawsuits related to the use of Wheels’s vehicles in US cities and in certain matters involving California Labor Code violations and the classification of individuals as independent contractors rather than employees. micromobility.com claims are related to previous investors who claimed financial losses for breaching contractual obligations.

The range of loss for the Company’s legal contingencies accrued is between $800 to $10,173 which represents the range between the amount already settled with the counterparts and the amount claimed deducting insurance coverage.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on such evaluation, due to a material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we expect to make changes to our internal control over financial reporting in the future to remediate the material weakness identified above

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business, and we may continue to be involved in such legal proceedings. Currently, there are several product liability claims against us none of which[, other than as discussed below,] is material by itself. If several of these claims were to be decided against our interest or if our product liability insurance were not to cover several of these claims, we might need to divert resources from our operations to pay for such claims, and our results of operations would be correspondingly affected.

We have estimated the range of loss for the legal contingencies accrued as between $0.8 million to $10.2 million which represents the range between the amount already settled with the counterparts and the amount claimed deducting insurance coverage. We are also involved in certain claims where the losses are not considered to be reasonably estimable or possible; for these claims the range of potential loss is between 0 to $3,050.

As of March 31, 2024, we concluded that certain losses on litigations were probable and reasonable estimable. As a result, we recorded an aggregate of approximately $5,968 in our unaudited interim financial statement for the period ended March 31, 2024 as “Accruals” for legal contingencies.

Item 1A. Risk Factors

Although as a Smaller Reporting Company we are not required to provide this information, we refer you to the sections of our annual report on Form 10-K filed on April 16, 2024 and our registration statement on Form S-3 entitled “Risk Factors”. In addition to the risk factors contained in those documents and in our other filings with the U.S. Securities and Exchange Commission available on its Edgar filing website, we would like to draw your attention to the following risks:

We have hyper-diluted our shareholders’ ownership position, and we may continue to do so.

We operate at a loss and have needed to raise capital to continue to fund operations. Many of these capital raises have been in the form of equity offerings, including hybrid offerings such as debt that is convertible into shares of our common stock. Each such equity raise diluted the economic ownership and voting power of our shareholders of Common Stock prior to such raise. In the aggregate these equity raises were the primary reason that the total outstanding shares of our common stock increased from approximately 4,069 at December 31, 2021 to 45,185,172 at May 17, 2024.

We will need to obtain additional equity financing to fund our operations. These financings may take the form of capital raises or the retirement of outstanding debt, including to related parties, for equity issuances. Such financings, if any, may be on terms that continue to result in significant dilution to shareholders, in per share value and/or voting power, or that result in shareholders losing all of their investment in the Company. Such financings may be at prices substantially below our per share price or our per share net tangible book value.

The market price of shares of our Common Stock has dropped dramatically and may continue to do so.

The market value of a share of our Common Stock has dropped dramatically. By way of example, when we conducted our business combination and ceased to be a Special Purpose Acquisition Corporation in August 2021, each share of Class Common Stock had a value of approximately $75,000 per share. As of May 14, 2024, the closing price for a share of our Common Stock was approximately $0.015 per share. This dramatic decrease in in the per share price of our common stock is due to multiple factors including the hyper dilution of our Common Stock, our inability to increase our revenues as anticipated or to operate at a profit, our inability to execute our business plan as envisioned and a negative market perception of the operation and viability of our enterprise. If the per share price of our Common Stock further deteriorates, the value of any investment you have made, or may make, in our Company will correspondingly decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered equity securities that we have not previously disclosed in filings with the U.S. Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

micromobility.com, Inc.

Date: May 20, 2024	By:	/s/ Salvatore Palella
	Name:	Salvatore Palella
	Title:	Chief Executive Officer

Date: May 20, 2024	By:	/s/ Gian Luca Spriano
	Name:	Gian Luca Spriano
	Title:	Chief Financial Officer

