Form 10-Q
period 2024-06-30
micromobility.com Inc.
filed 2024-07-17
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of July 17, 2024, 92,214,637 shares of common stock, par value $0.00001 per share, were issued and outstanding.

MICROMOBILITY.COM, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Unaudited Financial Statements	1
Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023 (unaudited)	2
Condensed Consolidated Statements Changes in Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2024 and 2023 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (unaudited)	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	25
Part III. Signatures	26

i

PART 1 - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$162	$128
Accounts receivables	515	704
Accounts receivables - Related Party	129	—
VAT receivables	129	928
Prepaid and other current assets	1,003	1,268
Total current assets	1,938	3,028
Property, equipment and deposits, net	1,680	2,435
Right of use assets	712	1,180
Other assets	392	389
TOTAL ASSETS	$4,722	$7,032

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,936	$11,598
Accounts payable related to media rights	8,462	11,394
Accrued expenses and other current liabilities	5,570	5,571
Legal contingencies	5,829	3,978
Deferred revenues	5,121	1,558
Operating lease liabilities	281	462
Short term financial liabilities, net	15,555	13,528
Total current Liabilities	50,754	48,089
Non-current financial liabilities, net	1,357	1,842
Operating lease liabilities	585	861
Other non-current liabilities	14	42
TOTAL LIABILITIES	52,710	50,834
Commitments and contingencies	Note 9

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.00001 par value; 900,000,000 shares authorized and; 92,214,637 and 8,856,230 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	211,628	210,339
Accumulated other comprehensive loss	(1,550)	(2,144)
Accumulated deficit	(258,066)	(251,997)
Total Stockholders’ deficit	(47,988)	(43,802)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,722	7,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$787	$3,495	$1,358	$7,414
Operating expenses:
Cost of revenue	977	12,522	2,060	23,589
General and administrative	1,210	5,239	4,738	11,471
Sales and marketing	311	925	586	2,164
Research and development	—	766	—	1,610
Impairment of assets	—	16,444	—	16,444
Total operating expenses	2,498	35,897	7,384	55,278

Loss from operations	(1,711)	(32,402)	(6,026)	(47,864)

Non-operating income (expenses), net
Interest expense, net	(840)	(1,865)	(1,703)	(3,566)
Gain on extinguishment of financial debts	94	431	822	431
SEPA financial income (expenses), net	—	(495)	(102)	(2,703)
Other income (expenses), net	907	146	940	(32)
Total non-operating income (expenses), net	161	(1,783)	(43)	(5,871)

Income Taxes	—	(34)	—	(37)
Net loss	$(1,550)	$(34,219)	$(6,069)	$(53,773)

Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(217.85)	$(0.14)	$(554.29)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	60,861,682	157,073	43,747,124	97,012

Net loss	(1,550)	(34,219)	(6,069)	(53,773)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	17	998	594	751

Net loss and comprehensive income	$(1,533)	$(33,221)	$(5,475)	$(53,022)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2024

(in thousands, except share and per share data)

(unaudited)

		Class A Common Stock				Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
		Shares		Amount		Deficit	Income	DEFICIT
Balance as of April 1, 2024	-	-	45,185,172	$210,950	-	$(256,516)	$(1,567)	$(47,133)
Issuance of common shares – for Conversion of Related Party - Promissory Note			47,029,465	611		—	—	611
Share based compensation			—	67		—	—	67
Changes in currency translation adjustment			—	—		—	17	17
Net loss	-	-	—	—	-	(1,550)	—	(1,550)
Balance as of June 30, 2024	-	-	92,214,637	$211,628	-	$(258,066)	$(1,550)	$(47,988)

	Class A Common Stock			Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	Shares	Amount		Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2024	8,856,230	$210,339	-	$(251,997)	$(2,144)	(43,802)
Issuance of common shares – for Advance Notices under SEPA	35,400,000	564		—	—	564
Issuance of common shares – for Settlement of financial liabilities	928,942	6		—	—	6
Issuance of common shares – for Conversion of Related Party - Promissory Note	47,029,465	611		—	—	611
Share based compensation	—	108		—	—	108
Changes in currency translation adjustment	—	—		—	594	594
Net loss	—	—	-	(6,069)	—	(6,069)
Balance as of June 30, 2024	92,214,637	211,628	-	$(258,066)	$(1,550)	$(47,988)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2023

(in thousands, except share and per share data which account for two reverse Splits occurred during year ended December 31, 2023)

(unaudited)

	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
	Shares	Amount	Shares	Amount	Deficit	Income	DEFICIT
Balance as of April 1, 2023	37,533	$173,889	1,897	$—	$(209,496)	$(3,151)	$(38,758)
Issuance of common shares – for Advance Notices under SEPA	287,717	13,627	—	—	—	—	13,627
Issuance of common shares - for Settlement of Payroll Liabilities	283	104	—	—	—	—	104
Issuance of warrants - for Settlement of Account payables	—	69	—	—	—	—	69
Issuance of common shares - for Settlement of Account Payables	673	250	—	—	—	—	250
Share based compensation	775	99	—	—	—	—	99
Changes in currency translation adjustment	—	—	—	—	—	998	998
Net loss	—	—	—	—	(34,219)	—	(34,219)
Balance as of June 30, 2023	326,981	$188,038	1,897	$—	$(243,715)	$(2,153)	$(57,830)

	SERIES B –PREFERRED	SERIES A – CONVERTIBLE PREFERRED	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	STOCK	STOCK	Shares	Amount	Shares	Amount	Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2023	$—	$945	21,802	$152,996	1,897	$—	$(189,942)	$(2,904)	(39,850)
Issuance of common shares – for Advance Notices under SEPA	—	—	301,720	31,732	—	—	—	—	31,732
Issuance of common shares – for Conversion of Convertible Notes	—	—	691	1,296	—	—	—	—	1,296
Issuance of common stock – for Conversion of Series A Convertible Preferred Stocks	—	(945)	904	945	—	—	—	—	945
Issuance of common shares – for purchasing Intangible Assets	—	—	46	50	—	—	—	—	50
Issuance of common shares – for settlement of Payroll liabilities	—	—	370	182	—	—	—	—	182
Issuance of common shares - for Settlement of Account payables	—	—	673	151	—	—	—	—	151
Issuance of warrants - for Settlement of Account payables	—	—	—	69	—	—	—	—	69
Share based compensation	—	—	775	615	—	—	—	—	615
Issuance of Series B Preferred Stock	0	—	—	—	—	—	—	—	0
Redemption of Series B Preferred Stock	(0)	—	—	—	—	—	—	—	(0)
Changes in currency translation adjustment	—	—	—	—	—	—	—	751	751
Net loss	—	—	—	—	—	—	(53,773)	—	(53,773)
Balance as of June 30, 2023	$—	$—	326,981	188,038	1,897	$—	$(243,715)	$(2,153)	$(57,830)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(unaudited)

	Six months ended June 30,
	2024	2023
Operating activities
Net loss	$(6,069)	$(53,773)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment losses	—	16,444
Depreciation and amortization	776	3,561
Loss on disposal of assets	73	3,054
Non-cash interest expenses and amortization of debt discount	1,567	1,186
Amortization of Right-of-use assets	197	889
Share-based compensation	108	615
Gain on extinguishment financial debts	(822)	(431)
Other non-cash activities	2	(59)
Changes in operating assets and liabilities:
Accounts receivables	60	748
Prepaid and other assets	1,047	4,786
Accounts payables	(4,738)	2,744
Accrued expenses and other current liabilities	5,406	(1,598)
Other non-current liabilities	(29)	(4)
Net cash used in operating activities	(2,422)	(21,836)

Investing activities
Purchase of property, equipment, and vehicle deposits	(60)	(279)
Purchase of intangible assets	—	(235)
Net cash used in investing activities	(60)	(514)

Financing activities
Gross proceeds from issuance of financial liabilities	261	4,642
Repayment of financial liabilities	(1,107)	(14,368)
Proceeds from issuance of financial liabilities, due to related party - Officer	2,403	—
Repayment of financial liabilities, due to related party - Officer	(60)	—
Proceeds from sale of Class A common shares, net	564	31,732
Net cash provided by financing activities	2,061	22,006

Increase (decrease) in cash and cash equivalents, and restricted cash	(421)	(344)
Effect of exchange rate changes	440	809
Net increase (decrease) in cash and cash equivalents, and restricted cash	19	464
Cash and cash equivalents, and restricted cash, beginning of year	143	736
Cash and cash equivalents, and restricted cash, end of year	$162	$1,200

RECONCILIATION OF CASH, CASH EQUIVALENT AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEET
Cash and cash equivalents	162	512
Restricted cash, included in Current assets	—	688
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$120	$2,334
Income taxes, net of refunds	$—	$37
Non-cash investing & financing activities
Issuance of common shares – for Conversion of Related-party Promissory Notes	611	1,296
Issuance of common shares – for conversion of financial liabilities	6	—
Lease agreements early termination	488	—
New Lease agreement	175	—
Issuance of common shares – for conversion of Series A Preferred Shares	—	945
Issuance of common shares - for Settlement of Payroll Liabilities	—	182
Issuance of common shares - for Settlement of Account payables	—	151
Issuance of warrants - for Settlement of Account payables	—	69
Issuance of common shares – for purchasing Intangible Assets	—	50

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

4. Revenue Recognition

The table below shows the revenues breakdown for the three and six months ended on June 30, 2024 and on June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Mobility Revenues - Third Parties	$380	$1,694	$812	$3,272
Media Revenues - Third Parties	7	1,521	19	3,608
Other Revenues – Third Parties	2	280	2	534
Other Revenues – Related Party	398	—	525	—
Total Revenues	$787	$3,495	$1,358	$7,414

The table below shows the Deferred revenues roll-forward from January 1, 2024 to June 30, 2024.

Deferred Income	January 1, 2024	FX Rate adj	Additions	Q1 2024 Revenue	March 31, 2024	FX Rate adj	Additions	Q2 2024 Revenue	June 30, 2024

Mobility – Third Parties	$1,558	(4)	354	(432)	1,476	(6)	352	(380)	1,442
Media – Third Parties	—	—	12	(12)	—	—	7	(7)	—
Marketing Consulting Services – Related Party	—	—	3,184	—	3,184	(17)	369	—	3,536
Other – Third Parties	—	—	—	—	—	—	2	(2)	—
Other – Related Party	—	—	325	(127)	198	2	341	(398)	143
Total	$1,558	$(4)	$3,875	$(571)	$4,858	$(21)	1,071	(787)	5,121

Mobility Deferred Income is related to prepaid customer wallets and it will be recorded as Mobility Revenues when riders take a ride.

Deferred Income related to Marketing Consulting Services is related to invoices issued to a related party Everli S.p.A. (entity owned by Micrmobility.com CEO) for services to be rendered during 2024, in accordance with a Service Supply Agreement.

Other Deferred Income is related to invoices issued to a related party Everli S.p.A. (entity owned by Micrmobility.com CEO) for services to be rendered during 2024, in accordance with the Agreement on Business Cooperation.
7

5. Property, equipment and vehicle deposits, net

Property, equipment and vehicle deposits, net consist of the following:

	June 30,	December 31,
	2024	2023
Sharing electric vehicles	$13,100	$14,702
Furniture, fixtures, and equipment	1,287	1,379
Computers and software	1,063	1,069
Leasehold improvements	1,791	1,758
Total property and equipment, gross	17,241	18,908
Less: accumulated depreciation	(15,561))	(16,473)
Total property and equipment, net	$1,680	$2,435

The following table summarizes the loss on disposal and depreciation expenses recorded in the condensed consolidated statement of operations for the three and six months ended on June 30, 2024, and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$179	$4,338	$544	$5,688
Of which write-off	—	3,021	73	3,021
Research & Development	—	15	—	$29
General & administrative	149	$106	305	$214
Total depreciation and loss on disposal expenses	$328	$4,458	$849	$5,931

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following.

	June 30,	December 31,
	2024	2023
Payroll liabilities	$3,099	$3,144
Accrued expenses	2,471	2,427
Total accrued expenses and other current liabilities	$5,570	$5,571

7. Current and Non-current financial liabilities, net

The Company's Financial liabilities consisted of the following.

	Weighted Average Interest Rate	Maturity Date	June 30, 2024	December 31, 2023
Secured Convertible loan, net	9%	2024	5,103	3,764
Convertible debts, net	5%	2024	3,356	3,217
Unsecured loans, net	2%	Various	6,057	7,715
Related-Party Promissory Note	0%	2025	1,638	—
Other financial liabilities	N/A	Various	758	672
Total Financial Liabilities, net			16,912	15,370
Of which classified as Current Financial Liabilities, net			15,555	13,528
Of which classified as Non-Current Financial Liabilities, net			1,357	1,842

The table below shows the amounts recorded as Interest expense, net on the statements of operations for the three and six months ended on June 30, 2024, and June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Convertible debts	$130	$1,044	$260	$1,976
Secured Convertible loan	671	—	1,339	—
Secured loan	—	599	—	1,139
Unsecured loans	39	217	98	441
Other interest (income) expenses	0	6	6	11
Total Interest expenses, net	$840	$1,865	$1,703	$3,566

Secured convertible loan

On December 8, 2023, the Company entered into a Secured Loan Agreement with YA II PN, Ltd. (the “Note holder”). The secured loan has a principal amount of $5,750, with 37.5% issuance discount, December 8, 2024, as maturity date, 9.25% as annum interest rate and 13.25% as annum default interest rate.

The secured loan shall be convertible into shares of the Company’s Class A common stock at the option of the Note Holder, who could convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock in accordance with the Conversion Price defined as $1.25.

As of June 30, 2024, the Company has $6,051 outstanding as principal and accumulated interests, partially offset by $948 of debt discount.

Convertible debt

On November 13, 2023, the Company entered into a Convertible debt with YA II PN, Ltd. (the “Note holder”). The convertible debt has a principal amount of $4,000, with 15% issuance discount, 5% as annum interest rate, 15% as annum default interest rate and March 31, 2024 as maturity date. During 2024, the Company and the Note holder amended the original maturity date from March 31, 2024, to December 31, 2024.

The debt shall be convertible into shares of the Company’s Class A common stock at the option of the Note Holder, who could convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock in accordance with the Conversion Price defined as $37.50.

During the six months ended June 30, 2024, the Company partially repaid in cash for a cumulative payment of $122 (of which $116 was principal, and $6 were payment premium).

As a result of the above repayments, on June 30, 2024, the Company has $3,553 as outstanding principal and accumulated interest, partially offset by $197 of debt issuance discount.

Unsecured loans

Unsecured loans amounting to $6,057 as of June 30, 2024, is composed by multiple loans: a) 2022 unsecured note for $2,381, b) Wheels unsecured debts for $1,400, c) $1,917 of long-term bank loan obtained in 2020 through one of its wholly-owned Italian subsidiaries, and d) $359 long-term bank loans of which $100 is overdue, these loans are inherited from the business combination with MiMoto.

 2022 unsecured note

On July 15, 2022, the Company issued an Unsecured Note to an investor in exchange for 2,000 Euro (approximately $2,210) with 6.75% as interest on an annual basis. In March 2024, the Company entered into a Settlement agreement with the Note holder pursuant to which the Company’s obligations under the original agreements, amounting to $2,381 (2,202 Euro), will be satisfied in exchange of a payment of $1,102 (995 Euro), to be paid within June 30, 2024. As of June 30, 2024, the Company was in default for non-payment under the terms of the Settlement agreement and is in discussions with the Note holder regarding new terms of repayment. As a result on June 30, 2024, the Company has $2,381 as outstanding principal and accumulated interest recorded as Short-term financial liabilities.

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

Related-Party Promissory Notes

During the six months ended June 30, 2024, Palella Holdings LLC, an entity in which the Company’s CEO is the sole shareholder, provided to the Company $2,403, on an interest free basis with maturity date January 31, 2025. During the six months ended June 30, 2024, the Company repaid $60 in cash and $705 by issuing 47,029,465 shares of the Company’s Class A Common Stock.

On June 10, 2024, the Company and the Note holder agreed to convert a portion of the Note amounting to $705 into 47,029,465 shares of the Company’s Class A Common Stock using a conversion price of $0.015, the Company records a gain amounted to $94 using the closing market price on the issuance date. The conversion price applied for the aforementioned issuance is not applicable for further conversions.

As a result of the above repayment and conversion, on June 30, 2024, the Company has $1,638 as outstanding principal.

8. Leases

 Operating leases

The table below presents the impact on the condensed consolidated statement of operations related to the operating leases for the three and six months ended June 30, 2024, and June 30, 2023, including expenses related to lease agreements with an initial term of 12 months or less.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$116	$395	$276	$781
General and administrative	$34	$261	$75	$556
Total Operating lease expenses	$150	$656	$351	$1,337

Future annual minimum lease payments as of June 30, 2024, are as follows:

Year ending December 31,	Operating Leases
2024	$237
2025	184
2026	191
Thereafter	212
Total minimum lease payments	$824

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

As of June 30, 2024, and December 31, 2023, the Company concluded that certain losses on litigation were probable and reasonable estimable; as a result, the Company recorded as Accruals for legal contingencies, included in Legal contingencies; $5,829 and $3,978, respectively.

The following table summarizes the expenses included in General & Administrative expenses for additional contingency losses over litigations reasonably estimated and categorized as probable   recorded in the condensed consolidated statement of operations for the three and six months ended on June 30, 2024, and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General & administrative expenses for Legal contingencies	$41	$365	$2,041	$365

As of June 30, 2024, the Company has been named in various lawsuits related to the use of Wheels’s vehicles in US cities and in certain matters involving California Labor Code violations and the classification of individuals as independent contractors rather than employees. Additionally, the Company is involved in claims with previous investors who claimed financial losses for breaching contractual obligations. In detail, during August 2022, the Company was named as a plaintiff in a lawsuit filed in in the Supreme Court of the State of New York, County of New York and brought by Greenvision Capital Holdings LLC for breach of contract of a registration rights agreement by and between the parties and a claim for civil conspiracy requesting a damage of $4,000. The Company’s successful motion to dismiss the civil conspiracy claim has since been adjudicated and the matter remains in discovery and a status conference with the judge in the matter is scheduled for September 2024. While settlement discussions have occurred, no terms have been agreed upon between the parties. The Company recorded $2,250 as Legal contingencies for this claim.

The range of loss for the Company’s legal contingencies accrued is between $660 to $10,033 which represents the range between the amount already settled with the counterparts and the amount claimed deducting insurance coverage.

The Company is also involved in certain claims where the losses are not considered to be reasonably estimable or possible; for these claims the range of potential loss is between 0 to $3,050.

10. Standby Equity Purchase Agreements

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

The table below presents the impact on the condensed consolidated statements of operations related to the 2023 SEPAs for the three and six months ended June 30, 2024, and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
SEPAs transaction costs	$—	$—	$—	$(1,611)
Other SEPA financial income (expenses), net	$—	$(495)	$(102)	$(1,092)
Total SEPA financial income (expenses), net	$—	$(495)	$(102)	$(2,703)

During the six months ended June 30, 2024, the Company delivered multiple advance notices for the sale of 35,400,000 Class A Common Shares, resulting in cumulative gross proceeds of $564.

11. Share based compensation expenses

Stock-based compensation expense is allocated based on (i) the cost center to which the award holder belongs, for employees, and (ii) the service rendered to the Company, for third-party consultants. The following table summarizes total stock-based compensation expense by account for the three and six months ended June 30, 2024, and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	—	1	13	3
Research and development	—	(7)	—	25
Sales and marketing	—	(1)	8	25
SEPA financial expenses	—	—	—	186
General and administrative	67	139	87	410
Total Share based compensation expenses, net	67	133	108	649

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Equity Incentive Plan - Common Stock Purchase Option	1,050	1,076	1,050	1,076
Convertible Notes	4,935,434	1,842	4,935,434	1,842
Common Stocks to be issued outside equity incentive Plans	28,397	1,993	28,397	1,993
Common Stock Purchase Warrants	2,641	2,641	2,641	2,641
Total number of Common Shares not included in the EPS Basic and diluted	4,967,522	7,552	4,967,522	7,552

13. Segment and geographic information

The following table provides information about our segments and a reconciliation of the total segment Revenue and Cost of revenue to loss from operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Mobility	380	1,694	812	3,272
Media	7	1,521	19	3,608
All Other	400	280	527	534
Total Revenue	$787	$3,495	$1,358	$7,414

Cost of revenue
Mobility	(609)	(7,220)	(1,459)	(11,828)
Media	(1)	(4,296)	(1)	(9,906)
All Other	(367)	(1,006)	(600)	(1,855)
Total Cost of revenue	$(977)	$(12,522)	$(2,060)	$(23,589)

Reconciling Items:
Impairment of assets	—	(16,444)	—	(16,444)
General and administrative	(1,210)	(5,239)	(4,738)	(11,471)
Sales and marketing	(311)	(925)	(586)	(2,164)
Research and development	—	(766)	—	(1,610)
Loss from operations	$(1,711)	$(32,402)	$(6,026)	$(47,864)

Revenue by geography is based on where a trip was completed, or media content occurred. The following table set forth revenue by geographic area for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Italy	180	2,749	239	5,897
Serbia	398	—	525	—
United States	209	746	594	1,517
Total Revenue	$787	$3,495	$1,358	$7,414

Long-lived assets, net includes property and equipment, intangible assets, goodwill and other assets. The following table set forth long-lived assets, net by geographic area as of June 30, 2024, and December 31, 2023.

	June 30,	December 31,
Non-Current Assets	2024	2023
Italy	$851	$1,273
United States	1,865	2,644
All other countries	69	87
Total Non-Current Assets	$2,784	$4,004

14. Related Party Transactions

Agreements with Everli S.p.A.

In the first quarter of 2024, the Company entered into two business agreements with Everli S.p.A. which is a related party as the Company’s President and Chief Executive Officer has a majority equity interest in Everli S.p.A.

Helbiz Media, an Italian subsidiary of micromobility.com, entered into a Service Supply Agreement with Everli S.p.A. requiring Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $6,500. Under the mentioned agreement during the six months ended June 30, 2024, the Company issued invoices (including VAT) amounting to $4,523 of which $815 have been paid, for services to be rendered during the second half of 2024. No Revenues have been recorded during the six months ended June 30, 2024, for this Service Supply Agreement.

Helbiz Serbia, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli S.p.A. requiring Helbiz Serbia to provide software development services and services for preparing Everli S.p.A. for an initial public offering. During the six months ended June 30, 2024, pursuant to the Agreement, the Company issued invoices (including VAT) amounting to $665 of which $536 have been paid, for services rendered during the period in line with the Agreement. The Company recorded $398 and $525 as Other Revenues- Related Party for the three and six months ended June 30, 2024, respectively.

Related-Party Promissory Notes

During the six months ended June 30, 2024, Palella Holdings LLC, an entity in which the Company’s CEO is the sole shareholder, provided to the Company $2,403, on an interest free basis with maturity date January 31, 2025. During the six months ended June 30, 2024, the Company repaid $60 in cash and $705 by issuing 47,029,465 shares of the Company’s Class A Common Stock.

On June 10, 2024, the Company and the Note holder agreed to convert a portion of the Note amounting to $705 into 47,029,465 shares of the Company’s Class A Common Stock using a conversion price of $0.015, the Company records a gain amounted to $94 using the closing market price on the issuance date. The conversion price applied for the aforementioned issuance is not applicable for further conversions.

As a result of the above repayment and conversion, on June 30, 2024, the Company has $1,638 as outstanding principal.

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

The following discussion refers to the financial results of micromobility.com, Inc. for the three and six months ended June 30, 2024, and 2023. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refer to micromobility.com, Inc. and our affiliates. Except for per share data and as otherwise indicated, all dollar amounts set out herein are in thousands.

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

Comparison of the Three and Six months ended June 30, 2024, and 2023

The following table summarizes our consolidated results of operations for the three and six months ended June 30, 2024, and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$787	$3,495	$1,358	$7,414
Operating expenses:
Cost of revenue	977	12,522	2,060	23,589
General and administrative	1,210	5,239	4,738	11,471
Sales and marketing	311	925	586	2,164
Research and development	—	766	—	1,610
Impairment of assets	—	16,444	—	16,444
Total operating expenses	2,498	35,897	7,384	55,278

Loss from operations	(1,711)	(32,402)	(6,026)	(47,864)
Total non-operating income (expenses), net	161	(1,783)	(43)	(5,871)
Income Taxes	—	(34)	—	(37)
Net loss	$(1,550)	$(34,219)	$(6,069)	$(53,773)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Operating expenses:
Cost of revenue	124%	358%	152%	318%
General and administrative	154%	150%	349%	155%
Sales and marketing	40%	26%	43%	29%
Research and development	—	22%	—	22%
Impairment of assets	—	471%	—	222%
Total operating expenses	317%	1,027%	544%	746%

Loss from operations	(217)%	(927)%	(444)%	(646)%
Total non-operating income (expenses), net	20%	(51)%	(3)%	(79)%
Income Taxes	—	(1)%	—	(0)%
Net loss	$(197)%	$(979)%	$(447)%	$(725)%

Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Mobility Revenues – Third Parties	$380	$1,694	(78)%	$812	$3,272	(75)%
Media Revenues – Third Parties	7	1,521	(100)%	19	3,608	(99)%
Other Revenues – Third Parties	2	280	(99)%	2	534	(100)%
Other Revenues – Related Party	398	—	—	525	—	—
Total Revenues	$787	$3,495	(77)%	$1,358	$7,414	(82)%

 Total Net revenue decreased by $2,708, or 77%, from $3,495 for the three months ended June 30, 2023, to $787 for the three months ended June 30, 2024, and decreased by $6,056, or 82%, from $7,414 for the six months ended June 30, 2023, to $1,358 for the six months ended June 30, 2024. This decrease was primarily due to: a) the decrease of Media revenues for the early termination of the LNPB agreements, and b) the decrease of Mobility revenues driven by the Company’s strategy to exit not profitable markets; partially compensated by the increase of the Other Revenues from Related Party.

 Mobility revenues

Mobility revenues decreased by $1,314, or 78%, from $1,694 for the three months ended June 30, 2023, to $380 for the three months ended June 30, 2024, and decreased by $2,460, or 75%, from 3,272 for the six months ended June 30, 2023, to $812 for the six months ended June 30, 2024.

As shown in the paragraph Mobility - Key Financial Measures and Indicators, Trips and QAPUs decreased in the mobility business in the periods analyzed. The decreases are explained by the Company’s strategy to decrease the Company’s operating cash which resulted in closing multiple locations in Italy and United States.

Media revenues

Media revenues decreased by $1,514, or 100%, from $1,521 for the three months ended June 30, 2023, to $7 for the three months ended June 30, 2024, and decreased by $3,589, or 99%, from 3,608 for the six months ended June 30, 2023, to $19 for the six months ended June 30, 2024.

The decrease is mainly explained by the early termination of LNPB agreements.

Other Revenues – Related Party

Other Revenues generated with related party are related to an Agreement on Business Cooperation entered by the Company with Everli S.p.A. (entity owned by Micrmobility.com CEO) for software development services. Additional revenues are expected to be recorded during the year 2024 based on this Agreement.

Cost of Revenues

	Three months ended June 30,			Six months ended June 30,
	2024	202 3	% Change	2024	2023	% Change
Mobility - Cost of revenues	$609	$7,220	(92)%	$1,459	$11,828	(88)%
Of which Amortization, Depreciation and write-off	165	4,610	(96)%	515	6,190	(92)%
Media - Cost of revenues	1	4,296	(100)%	1	9,906	(100)%
Other - Cost of revenues	367	1,006	(64)%	600	1,855	(68)%
Total - Cost of revenues	977	12,522	(92)%	2,060	23,589	(91)%

Cost of Revenue decreased by $11,545 or 92% and by 21,529, or 91% in the three and six months ended June 30, 2024 compared with three and six months ended June 30, 2023. These decreases were primarily due to: a) the decrease in Media Cost of revenues for the early termination of the LNPB agreements, and b) the decrease of Mobility activities driven by the Company’s strategy to exit not profitable markets.

Mobility Cost of revenues

Mobility cost of revenues shows a decrease of $6,611 or 92% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, and $10,368 or 88% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decreases are mainly driven by the closing of multiple locations in Italy and United States, in line with the Company’s strategy to decrease the operating cash used by the micro-mobility business. Removing the depreciation and write-off, for the three and six months ended June 30, 2024 shows a Mobility Cost of Revenues lower than Mobility Revenues, this result is in line with the Company strategy to focus Mobility activities only in profitable markets.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
General and administrative	$1,210	$5,239	(77)%	$4,738	$11,471	(59)%
Of which Litigation accruals	41	365	(89)%	2,041	365	459%

Total General and Administrative expenses decreased by $4,029, or 77%, from $5,239 for the three months ended June 30, 2023, to $1,210 for the three months ended June 30, 2024, and decreased by $6,733, or 59%, from $11,471 for the six months ended June 30, 2023, to $4,738 for the six months ended June 30, 2024.

The decrease is mainly driven by the Company strategy to drastically decrease the cash burn; in detail, several administrative employees in Europe and United States left the Company and they have not been replaced. Additionally, the Company renegotiated or exited multiple agreements with lawyers and consultants. The amount recorded for the six months ended June 30, 2024 is also highly impacted by a non-recurring item: Litigation accruals amounting to $2,041.

Sales and marketing

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Sales and marketing	$311	$925	(66)%	$586	$2,164	(73)%

Sales and marketing expenses decreased by $614 or 66%, and by $1,578 or 73% in the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, respectively.

The decrease is explained by the Company’s strategy to decrease the Company’s operating cash burn. In detail, the Company took the following actions: a) drastically reduced the marketing campaigns in terms of budget following the exit of multiple operating markets, and b) decrease the workforce involved in the marketing department.

Research and Development.

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Research and development	$—	$766	—	$—	$1,610	—

The decreases are mainly explained by the Company decision to reclassify the IT expenses from Research and Development to Cost of Revenues in the condensed consolidated statement of operations for the three and six months ended June 30, 2024, following the recognition of Revenues from Related Party based on an agreement for IT services.

Total non-operating income (expense), net

	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change

Interest expense, net	$(840)	$(1,865)	(55)%	$(1,703)	$(3,566)	(52)%
Gain (loss) on extinguishment of financial debts	94	431	(78)%	822	431	91%
SEPA financial income (expenses), net	—	(495)	—	(102)	(2,703)	(96)%
Other income (expenses), net	907	146	521%	940	(32)	(3,038)%
Total non-operating income (expenses), net	$161	$(1,783)	(109)%	$(43)	$(5,871)	(99)%

Non-operating income (expense), net decreased by 109% or $1,944 comparing the three months ended June 30, 2024 with the three months ended June 30, 2023; and decreased by 99% or $5,828 comparing the six months ended June 30, 2024 with the six months ended June 30, 2023.

Interest expenses, net

Interest expenses decreased by $1,025, or 55%, from $1,865 for the three months ended June 30, 2023, to $840 for the three months ended June 30, 2024, and by $1,863, or 52%, from $3,566 for the six months ended June 30, 2023, to $1,703 for the six months ended June 30, 2024. Such decrease is mainly driven by the overall decrease of the Company’s financial liabilities; additionally, during the six months ended June 30, 2024 the Company has been funded by a Promissory notes from related party with zero interest rate.

Gain (loss) on extinguishment of financial debts

Gain on extinguishment of debt amounted to $822 for the six months ended June 30, 2024 is related to:

a)	an Amendment Agreement entered by the Company with the holder of an unsecured Note previously issued by Wheels Lab Inc (entity acquired in 2022). In detail, the Company settled $734 of the aforementioned Unsecured Note by issuing 928,942 Class A Common Stock in March 2024, for the reduction of the Company’s share price from the Amendment date to the issuance date the Company recorded a gain amounted to $728.

A conversion agreement was reached with Palella Holdings LLC (a related party) for the conversion of a portion of a promissory note outstanding. In detail, on June 10, 2024, the Company and the Note holder agreed to convert a portion of the Note amounting to $705 into 47,029,465 shares of the Company’s Class A Common Stock using a conversion price of $0.015, the Company records a gain amounted to $94 using the closing market price on the issuance date.

SEPA financial income (expenses), net

SEPA financial expenses, net decreased by $2,601, or 96%, from $2,703 for the six months ended June 30, 2023, to $102 for the six months ended June 30, 2024. Such decrease is mainly driven by the overall decrease of the SEPA usage, highly impacted by the Company’s decreases in market volatility and market price.

Other income (expenses), net

Other income (expenses), net increased by $761, or 521%, from $146 for the three months ended June 30, 2023, to $907 for the three months ended June 30, 2024, and by $972, or 3,038%, from expenses for $32 for the six months ended June 30, 2023, to an income of $940 for the six months ended June 30, 2024. Such increase is mainly driven by a settlement agreement entered with a Media vendor which generated a cumulative gain of $807.

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
89,317
29,359
104,968
30,496
Q1 2023
Q1 2024
Q2 2023
Q2 2024

Trips.    We define Trips as the number of completed rides in a given year. To further clarify, a single-use Helbiz ride is recognized as a unique “Trip” upon completion of each ride. We believe that Trips is a useful metric to measure the usage of our platform.

Trips
580,052
67,988
458,456
81,418
Q1 2023
Q1 2024
Q2 2023
Q2 2024

Active Markets.    We track the number of active markets (cities).

Italian licenses

We are an operator in Italy in the micro-mobility environment. During the first six months of 2024, we provided e-mobility services in the following Italian cities:

•       Turin, Parma, Palermo, Pisa, San Benedetto del Tronto, Modena, and Catania.

United States licenses

During the first six months of 2024, we provided e-mobility services, either sharing or long-term rental proposal, in the following United States areas:

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

As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents of $162.

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

Indebtedness

The following table summarizes our indebtedness as of June 30, 2024.

	Weighted Average Interest Rate	Maturity Date	June 30, 2024	December 31, 2023
Secured Convertible loan, net	9%	2024	5,103	3,764
Convertible debts, net	5%	2024	3,356	3,217
Unsecured loans, net	2%	Various	6,057	7,715
Related-Party Promissory Note	0%	2025	1,638	—
Other financial liabilities	N/A	Various	758	672
Total Financial Liabilities, net			16,912	15,370
Of which classified as Current Financial Liabilities, net			15,555	13,528
Of which classified as Non-Current Financial Liabilities, net			1,357	1,842

Our financial liabilities, net increased by 10% or $1,542 from $15,370 as of December 31, 2023, to $16,912 as of June 30, 2024.

The increase is mainly explained by the Promissory Note issued to the Company’s CEO amounting to $1,638 partially compensated by repayments of unsecured loans and convertible loan.

2022 unsecured note – in default

On July 15, 2022, the Company issued an Unsecured Note to an investor in exchange for 2,000 Euro (approximately $2,210) with 6.75% as interest on an annual basis. In March 2024, the Company entered into a Settlement agreement with the Note holder pursuant to which the Company’s obligations under the original agreements, amounting to $2,381 (2,202 Euro), will be satisfied in exchange of a payment of $1,102 (995 Euro), to be paid within June 30, 2024. As of June 30, 2024, the Company was in default for non-payment under the terms of the Settlement agreement and is in discussions with the Note holder regarding new terms of repayment. As a result on June 30, 2024, the Company has $2,381 as outstanding principal and accumulated interest recorded as Short-term financial liabilities.

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

Future annual minimum lease payments as of June 30, 2024, are as follows:

Year ended December 31,	Operating Leases
2024	$237
2025	184
2026	191
Thereafter	212
Total minimum lease payments	$824

Securities outstanding as of June 30, 2024

As of June 30, 2024, we had the following outstanding securities:

June 30, 2024
Class A Common Shares	92,214,637
Total Common Shares outstanding	92,214,637

Preferred stock	—
Total Preferred Stock outstanding	—

Warrants	2,641
Stock Option Plans	1,050
Restricted Stocks granted	21
Total Warrants, Restricted Stocks and Stock Options outstanding	3,712

Common Shares and Preferred stocks

As of June 30, 2024, the Company’s charter authorized the issuance of up to 900,000,000 shares of Class A common stock, $0.00001 par value per share, and 100,000,000 shares of preferred stock at $0.00001 par value per share.

Related Party Transactions

Agreements with Everli S.p.A.

In the first two quarters of 2024, the Company entered into two business agreements with Everli S.p.A. which is a related party as the Company’s President and Chief Executive Officer has a majority equity interest in Everli S.p.A.

Helbiz Media, an Italian subsidiary of micromobility.com, entered into a Service Supply Agreement with Everli S.p.A. requiring Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $6,500. Under the mentioned agreement during the six months ended June 30, 2024, the Company issued invoices (including VAT) amounting to $4,523 of which $815 have been paid, for services to be rendered during the second half of 2024.

Helbiz Serbia, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli S.p.A. requiring Helbiz Serbia to provide software development services and services for preparing Everli S.p.A. for an initial public offering. During the six months ended June 30, 2024, pursuant to the Agreement, the Company issued invoices (including VAT) amounting to $665 of which $536 have been paid, for services rendered during the period in line with the Agreement.

Related-Party Promissory Notes

During the six months ended June 30, 2024, Palella Holdings LLC, an entity in which the Company’s CEO is the sole shareholder, provided to the Company $2,403, on an interest free basis with maturity date January 31, 2025. During the six months ended June 30, 2024, the Company repaid $60 in cash and $705 by issuing 47,029,465 shares of the Company’s Class A Common Stock.

On June 10, 2024, the Company and the Note holder agreed to convert a portion of the Note amounting to $705 into 47,029,465 shares of the Company’s Class A Common Stock using a conversion price of $0.015, the Company records a gain amounted to $94 using the closing market price on the issuance date. The conversion price applied for the aforementioned issuance is not applicable for further conversions.

As a result of the above repayment and conversion, on June 30, 2024, the Company has $1,638 as outstanding principal.

Contractual Obligations and Commitments

LNPB Commitment

During 2021, the Company decided to enter into a new business line: the acquisition, commercialization and distribution of contents including live sport events to media partners and final viewers. In order to commercialize and broadcast media contents, the Company entered into non-cancellable Content licensing and Service agreements with multiple partners such as LNPB. In June 2023, the Company received communications from LNPB, the main live content provider, notifying that it was terminating early the agreements related to the commercialization and broadcast of the LNPB contents. The communications also requested the immediate payment of the invoices overdue amounting to $11,394. In February 2024, the Company entered into a Settlement agreement with LNPB. In detail, the main amended term was the full satisfaction of the Company’s obligations under the original agreements in exchange of a payment of $5,392, divided in three payments on or prior November 30, 2024, half of the amount has been paid in March 2024. As a result of the early termination of LNPB agreements, Helbiz Media significantly reduced its operations. Company’s condensed consolidated balance sheet as of June 30, 2024 includes the full amount requested by LNPB minus the amount paid, the potential gain will be reflected only when the final payment will be made in line with the Settlement Agreement.

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

As of June 30, 2024, and December 31, 2023, the Company concluded that certain losses on litigation were probable and reasonable estimable; as a result, the Company recorded as Accruals for legal contingencies, included in Legal contingencies; $5,829 and $3,978, respectively.

The following table summarizes the expenses included in General & Administrative expenses for additional contingency losses over litigations reasonably estimated and categorized as probable recorded in the condensed consolidated statement of operations for the three and six months ended on June 30, 2024, and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General & administrative expenses for Legal contingencies	$41	$365	$2,041	$365

As of June 30, 2024, the Company has been named in various lawsuits related to the use of Wheels’s vehicles in US cities and in certain matters involving California Labor Code violations and the classification of individuals as independent contractors rather than employees. Additionally, the Company is involved in claims with previous investors who claimed financial losses for breaching contractual obligations. In detail, during August 2022, the Company was named as a plaintiff in a lawsuit filed in in the Supreme Court of the State of New York, County of New York and brought by Greenvision Capital Holdings LLC for breach of contract of a registration rights agreement by and between the parties and a claim for civil conspiracy requesting a damage of $4,000. The Company’s successful motion to dismiss the civil conspiracy claim has since been adjudicated and the matter remains in discovery and a status conference with the judge in the matter is scheduled for September 2024. While settlement discussions have occurred, no terms have been agreed upon between the parties. The Company recorded $2,250 as Legal contingencies for this claim.

The range of loss for the Company’s legal contingencies accrued is between $660 to $10,033 which represents the range between the amount already settled with the counterparts and the amount claimed deducting insurance coverage.

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

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We did not identify any critical accounting estimate as defined above.

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

Off-Balance Sheet Arrangements

The Company did not have, during the periods presented, and it does not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on such evaluation, due to a material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have estimated the range of loss for the legal contingencies accrued as between $0.7 million to $10.0 million which represents the range between the amount already settled with the counterparts and the amount claimed deducting insurance coverage. We are also involved in certain claims where the losses are not considered to be reasonably estimable or possible; for these claims the range of potential loss is between 0 to $3,050.

As of June 30, 2024, we concluded that certain losses on litigations were probable and reasonable estimable. As a result, we recorded an aggregate of approximately $5,829 in our unaudited interim financial statement for the period ended June 30, 2024, as “Accruals” for legal contingencies.

Item 1A. Risk Factors

Although as a Smaller Reporting Company we are not required to provide this information, we refer you to the sections of our annual report on Form 10-K filed on April 16, 2024, and our registration statement on Form S-3 entitled “Risk Factors”. In addition to the risk factors contained in those documents and in our other filings with the U.S. Securities and Exchange Commission available on its Edgar filing website, we would like to draw your attention to the following risks:

Palella Holdings LLC is a controlling stockholder of the Company. Its interests may conflict with our stockholders, who may be unable to influence management and exercise control over our business.

As of the date of this quarterly report on Form 10-Q, Palella Holdings LLC maintains a controlling amount of our common stock. Mr. Salvatore Palella maintains sole voting and dispositive power over the shares held by Palella Holdings LLC. As a result, Mr. Palella will have the ability to elect all of the members of our board of Directors and thereby may be able to indirectly control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated articles of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, may be able to control or influence the outcome of matters submitted to the stockholders for vote in a manner that may conflict with other of our stockholders. Accordingly, other stockholders may be unable to influence management and exercise control over our business.

In addition to Mr. Palella’s stock ownership through Palella Holdings LLC, he is our executive director and Chief Executive Officer. Thus, in addition to Mr. Palella’s shareholding of the Company, he is key to our operations and will have significant influence regarding our key decisions. This concentration of ownership and influence over our decision-making may also discourage, delay or prevent a change in control of the Company, which could deprive our other stockholders of an opportunity to receive a premium for their shares as part of a sale of the Company and might reduce the price of our common stock. These actions may be taken even if they are opposed by our other stockholders.

We have hyper-diluted our shareholders’ ownership position, and we may continue to do so.

We operate at a loss and have needed to raise capital to continue to fund operations. Many of these capital raises have been in the form of equity offerings, including hybrid offerings such as debt that is convertible into shares of our common stock. Each such equity raise diluted the economic ownership and voting power of our shareholders of Common Stock prior to such raise. In the aggregate these equity raises were the primary reason that the total outstanding shares of our common stock increased from approximately 4,069 at December 31, 2021 to 92,214,637 at June 30, 2024.

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

The market value of a share of our Common Stock has dropped dramatically. By way of example, when we conducted our business combination and ceased to be a Special Purpose Acquisition Corporation in August 2021, each share of Class Common Stock had a value of approximately $75,000 per share. As of July 8, 2024, the closing price for a share of our Common Stock was approximately $0.013 per share. This dramatic decrease in in the per share price of our common stock is due to multiple factors including the hyper dilution of our Common Stock, our inability to increase our revenues as anticipated or to operate at a profit, our inability to execute our business plan as envisioned and a negative market perception of the operation and viability of our enterprise. If the per share price of our Common Stock further deteriorates, the value of any investment you have made, or may make, in our Company will correspondingly decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered equity securities that we have not previously disclosed in filings with the U.S. Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

2022 unsecured note in default

On July 15, 2022, the Company issued an Unsecured Note to an investor in exchange for 2,000 Euro (approximately $2,210) with 6.75% as interest on an annual basis. In March 2024, the Company entered into a Settlement agreement with the Note holder pursuant to which the Company’s obligations under the original agreements, amounting to $2,381 (2,202 Euro), will be satisfied in exchange of a payment of $1,102 (995 Euro), to be paid within June 30, 2024. As of June 30, 2024, the Company was in default for non-payment under the terms of the Settlement agreement and is in discussions with the Note holder regarding new terms of repayment. As a result on June 30, 2024, the Company has $2,381 as outstanding principal and accumulated interest recorded as Short-term financial liabilities.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
No.	Description
10.1*	Conversion Agreement dated as of June 10, 2024, between the Company and Palella Holdings LLC
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

micromobility.com, Inc.

Date: July 17, 2024	By:	/s/ Salvatore Palella
	Name:	Salvatore Palella
	Title:	Chief Executive Officer

Date: July 17, 2024	By:	/s/ Gian Luca Spriano
	Name:	Gian Luca Spriano
	Title:	Chief Financial Officer

