Form 10-Q
period 2024-09-30
micromobility.com Inc.
filed 2024-11-19
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 19, 2024, 92,214,637 shares of common stock, par value $0.00001 per share, were issued and outstanding.

MICROMOBILITY.COM, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information	2
Item 1. Unaudited Financial Statements	2
Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	2
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023 (unaudited)	3
Condensed Consolidated Statements Changes in Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2024 and 2023 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	31
Item 4. Controls and Procedures	31
Part II. Other Information	31
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Mine Safety Disclosures	32
Item 5. Other Information	32
Item 6. Exhibits	33
Part III. Signatures	34

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$141	$117
Accounts receivables	592	676
Accounts receivables - Related Party	134	—
VAT receivables	—	928
Prepaid and other current assets	793	1,169
Current assets of discontinued operations	78	139
Total current assets	1,738	3,028
Property, equipment and deposits, net	348	955
Right of use assets	170	529
Other assets	242	211
Non-current assets of discontinued operations	66	2,309
TOTAL ASSETS	$2,564	$7,032

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,584	$7,037
Accounts payable related to media rights	7,665	11,394
Accrued expenses and other current liabilities	3,886	3,823
Legal contingencies	4,290	2,267
Deferred revenues	810	793
Deferred revenues – Related Party	5,633	—
Short term financial liabilities, net	15,926	13,075
Current liabilities of discontinued operations	2,251	9,700
Total current Liabilities	45,045	48,089
Non-current financial liabilities, net	1,047	1,709
Operating lease liabilities	146	355
Other non-current liabilities	10	42
Non-current liabilities of discontinued operations	—	639
TOTAL LIABILITIES	46,248	50,834
Commitments and contingencies	Note 10

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.00001 par value; 900,000,000 shares authorized and; 92,214,637 and 8,856,230 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	211,695	210,339
Accumulated other comprehensive loss	(2,287)	(2,144)
Accumulated deficit	(253,092)	(251,997)
Total Stockholders’ deficit	(43,684)	(43,802)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,564	7,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$775	$1,225	$1,536	$7,256
Operating expenses:
Cost of revenue	484	1,314	1,437	17,878
General and administrative	867	4,811	5,466	15,942
Sales and marketing	8	120	53	1,123
Research and development	—	480	—	2,089
Total operating expenses	1,359	6,724	6,956	37,031

Loss from operations	(584)	(5,499)	(5,420)	(29,775)

Non-operating income (expenses), net
Interest expense, net	(852)	(1,067)	(2,556)	(4,631)
Gain on extinguishment of financial debts	—	—	822	637
SEPA financial income (expenses), net	—	(1,137)	(102)	(3,840)
Other income (expenses), net	(222)	258	720	224
Total non-operating income (expenses), net	(1,074)	(1,946)	(1,116)	(7,610)

Income Taxes	—	(10)	—	(48)
Net loss from continuing operations	$(1,658)	$(7,456)	$(6,536)	$(37,433)
Net income (loss) from discontinued operations	6,632	(2,021)	5,441	(25,816)
Net income (loss)	4,974	(9,477)	(1,095)	(63,249)

Basic Earnings Per Common Share
Net income (loss) from continuing operations per share attributable to common stockholders, basic	$(0.02)	$(7.02)	$(0.11)	$(89.36)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic	0.07	(1.90)	0.09	(61.63)
Net income (loss) per share attributable to common stockholders, basic	$0.05	$(8.92)	$(0.02)	$(150.99)
Weighted-average number of shares outstanding used to compute net income or loss per share, basic	92,214,659	1,062,639	59,902,969	418,888

Diluted Earnings Per Common Share
Net income (loss) from continuing operations per share attributable to common stockholders, diluted	$(0.02)	$(7.02)	$(0.11)	$(89.86)
Net income (loss) from discontinued operations per share attributable to common stockholders, diluted	0.07	(1.90)	0.09	(61.13)
Net income (loss) per share attributable to common stockholders, diluted	0.05	(8.92)	(0.02)	(150.99)
Weighted-average number of shares outstanding used to compute net income or loss per share, diluted	92,243,056	1,062,639	59,902,969	418,888

Net income (loss)	4,974	(9,477)	(1,095)	(63,249)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	(737)	908	(143)	1,659

Net income (loss) and comprehensive income	$4,237	$(8,569)	$(1,238)	$(61,590)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2024

(in thousands, except share and per share data)

(unaudited)

			Class A Common Stock			Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
			Shares	Amount		Deficit	Income	DEFICIT
Balance as of July 1, 2024	-	-	92,214,637	$211,628	-	$(258,066)	$(1,550)	$(47,988)
Share based compensation			—	67		—	—	67
Changes in currency translation adjustment			—	—		—	(737)	(737)
Net income (loss)	-	-	—	—	-	4,974	—	4,974
Balance as of September 30, 2024	-	-	92,214,637	$211,695		$(253,092)	$(2,287)	$(43,684)

	Class A Common Stock			Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	Shares	Amount		Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2024	8,856,230	$210,339	-	$(251,997)	$(2,144)	(43,802)
Issuance of common shares – for Advance Notices under SEPA	35,400,000	564		—	—	564
Issuance of common shares – for Settlement of financial liabilities	928,942	6		—	—	6
Issuance of common shares – for Conversion of Related Party - Promissory Note	47,029,465	611		—	—	611
Share based compensation	—	175		—	—	175
Changes in currency translation adjustment	—	—		—	(143)	(143)
Net income (loss)	—	—	-	(1,095)	—	(1,095)
Balance as of September 30, 2024	92,214,637	211,695	-	$(253,092)	$(2,287)	$(43,684)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2023

(in thousands, except share and per share data which account for two reverse Splits occurred during year ended December 31, 2023)

(unaudited)

	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
	Shares	Amount	Shares	Amount	Deficit	Income	DEFICIT
Balance as of July 1, 2023	326,981	$188,083	1,897	$—	$(243,715)	$(2,153)	$(57,830)
Issuance of common shares – for Advance Notices under SEPA	1,176,000	14,432	—	—	—	—	14,432
Class B Common Shares conversion into Class A Common Shares	1,897	—	(1,897)	—	—	—	—
Share based compensation	—	(271)	—	—	—	—	(271)
Changes in currency translation adjustment	—	—	—	—	—	908	908
Net income (loss)	—	—	—	—	(9,477)	—	(9,477)
Balance as of September 30, 2023	1,504,878	$202,199	—	$—	$(253,192)	$(1,245)	$(52,238)

	SERIES B –PREFERRED	SERIES A – CONVERTIBLE PREFERRED	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	STOCK	STOCK	Shares	Amount	Shares	Amount	Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2023	$—	$945	21,802	$152,996	1,897	$—	$(189,942)	$(2,904)	(39,850)
Issuance of common shares – for Advance Notices under SEPA	—	—	1,477,720	46,164	—	—	—	—	46,164
Issuance of common shares – for Conversion of Convertible Notes	—	—	691	1,296	—	—	—	—	1,296
Issuance of common stock – for Conversion of Series A Convertible Preferred Stocks	—	(945)	904	945	—	—	—	—	945
Issuance of common shares – for purchasing Intangible Assets	—	—	46	50	—	—	—	—	50
Issuance of common shares – for settlement of Payroll liabilities	—	—	370	182	—	—	—	—	182
Issuance of common shares - for Settlement of Account payables	—	—	673	151	—	—	—	—	151
Issuance of warrants - for Settlement of Account payables	—	—	—	69	—	—	—	—	69
Share based compensation	—	—	775	345	—	—	—	—	345
Issuance of Series B Preferred Stock	0	—	—	—	—	—	—	—	0
Redemption of Series B Preferred Stock	(0)	—	—	—	—	—	—	—	(0)
Class B Common Shares conversion into Class A Common Shares	—	—	1,897	—	(1,897)	—	—	—	—
Changes in currency translation adjustment	—	—	—	—	—	—	—	1,659	1,659
Net income (loss)	—	—	—	—	—	—	(63,249)	—	(63,249)
Balance as of September 30, 2023	$—	$—	1,504,878	202,199	—	$—	$(253,192)	$(1,245)	$(52,238)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Micromobility.com, Inc.

(Formerly Helbiz, Inc.)

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(unaudited)

	Nine months ended September 30,
	2024	2023
Operating activities
Net loss	$(1,095)	$(63,249)
Net income (loss) from discontinued operations	5,441	(25,816)
Net loss from continuing operations	(6,536)	(37,433)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	535	1,571
Assets write-offs	85	1,675
Non-cash interest expenses and amortization of debt discount	2,549	1,590
Amortization of Right-of-use assets	236	1,177
Share-based compensation	175	345
Gain on extinguishment financial debts	(822)	(637)
Gain on extinguishment Account Payables	(806)	—
Other non-cash activities	2	(55)
Changes in operating assets and liabilities:
Accounts receivables	(49)	829
Prepaid and other assets	705	5,544
Accounts payables	(5,618)	1,891
Accrued expenses and other current liabilities	8,490	(1,259)
Other non-current liabilities	(33)	(225)
Net cash used in operating activities from continuing operations	(1,087)	(24,987)
Net cash used in operating activities from discontinued operations	(276)	(6,202)
Net cash used in operating activities	(1,363)	(31,189)

Investing activities
Purchase of property, equipment, and vehicle deposits	(5)	(217)
Purchase of intangible assets	—	(154)
Net cash used in investing activities from continuing operations	(5)	(371)
Net cash used in investing activities from discontinued operations	(60)	(633)
Net cash used in investing activities	(65)	(1,004)

Financing activities
Proceeds from issuance of financial liabilities	361	6,181
Repayment of financial liabilities	(1,541)	(21,125)
Proceeds from issuance of financial liabilities, due to related party - Officer	2,744	—
Repayment of financial liabilities, due to related party - Officer	(557)	—
Proceeds from sale of Class A common shares, net	564	46,164
Net cash provided by financing activities from continuing operations	1,571	31,220
Net cash provided by financing activities from discontinued operations	(15)	(96)
Net cash provided by financing activities	1,556	31,124

Increase (decrease) in cash and cash equivalents, and restricted cash	128	(1,069)
Effect of exchange rate changes	(130)	1,585
Net increase (decrease) in cash and cash equivalents, and restricted cash	(2)	516

Cash and cash equivalents and restricted cash at beginning of period - continuing operations	132	613
Cash and cash equivalents and restricted cash at beginning of period - discontinued operations	11	124
Cash and cash equivalents, and restricted cash, beginning of year	143	737

Cash and cash equivalents, and restricted cash, end of the period	$141	$1,253

RECONCILIATION OF CASH, CASH EQUIVALENT AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEET
Cash and cash equivalents	141	962
Restricted cash, included in Current and Other assets	—	291

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$149	$2,919
Income taxes, net of refunds	$—	$48

Non-cash investing & financing activities from continuing operations
Issuance of common shares – for Conversion of Related-party Promissory Notes	611	1,296
Issuance of common shares – for conversion of financial liabilities	6	—
Lease agreements early termination	364	—
New Lease agreement	175	—
Issuance of common shares – for conversion of Series A Preferred Shares	—	945
Issuance of common shares - for Settlement of Payroll Liabilities	—	182
Issuance of warrants - for Settlement of Account payables	—	69
Issuance of common shares – for purchasing Intangible Assets	—	50

Non-cash investing & financing activities from discontinued operations
Derecognition of Wheels assets	78	—
Derecognition of Wheels liabilities	7,674	—
Lease agreements early termination	651	215
New Lease agreement	—	849

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

During the three months ended September 30, 2024, the Company decided to indefinitely suspend the mobility operations in the United States of America due to the high costs connected and the Company’s strategy to reduce the operating cash burn. On August 19, 2024, following the aforementioned decision to suspend the mobility operations in US, the Company sold 100% of the equity interest of Wheels Lab, Inc. (“Wheels”) to a third party.

The Company currently has electric vehicles operating in Europe.

The Company also provides software development services and services for preparing a related party for an initial public offering.

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
7

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

Discontinued Operations

 The Company records discontinued operations when the disposal of a separately identified business unit constitutes a strategic shift in the Company’s operations, as defined in ASC Topic 205-20, Discontinued Operations (“ASC Topic 205-20”).

 Reclassifications

 Certain prior period amounts have been reclassified for comparative purposes to conform to the current condensed financial statement presentation. These reclassifications are related to the Discontinued Operations and they had no effect on previously reported results of operations.

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

4. Discontinued Operations – US mobility business

 During the three months ended September 30, 2024, the Company decided to indefinitely suspend the mobility operations in the United States of America due to the high costs connected and the Company’s strategy to reduce the operating cash burn. On August 19, 2024 (“Sale date”), following the aforementioned decision to suspend the mobility operations in US, the Company sold 100% of the equity interest of Wheels Lab, Inc. (“Wheels”) to a third party not considered a Company’s customer (“Buyer”). Wheels assets, liabilities and results of operations represented a material portion of the mobility business in the United States.

In connection with the suspension of the mobility business in the United States and the sale of Wheels assets, the Company concluded that the assets, liabilities and results of operations of the Mobility business in the United States met the criteria for classification as discontinued operations. As a result, the Company has presented the results of operations, cash flows and financial position of the mobility business in the United States of America as discontinued operations in the accompanying consolidated financial statements and notes for all periods presented.
8

The following table presents the assets and liabilities of mobility business in the United States of America, classified as Discontinued Operations:

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$—	$11
Accounts receivables	0	28
Prepaid and other current assets	78	99
Total current assets	78	139
Property, equipment and deposits, net	—	1,480
Right of use assets	—	651
Other assets	66	178
TOTAL ASSETS	$144	$2,448

LIABILITIES
Current liabilities:
Accounts payable	$1,458	$4,561
Accrued expenses and other current liabilities	455	2,210
Legal contingencies	—	1,711
Deferred revenues	339	765
Short term financial liabilities, net	—	453
Total current Liabilities	2,251	9,700
Non-current financial liabilities, net	—	133
Operating lease liabilities	—	506
TOTAL LIABILITIES	2,251	10,339

The following table presents the results of operations for the three and nine months ended September 30, 2024 and 2023 for the mobility business in the United States of America, classified as Discontinued Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$1	$329	$596	$1,712
Operating expenses:
Cost of revenues	81	1,940	1,187	8,965
General and administrative	24	3	163	343
Sales and marketing	8	407	549	1,567
Impairment of Goodwill and Intangible Assets	—	—	—	16,444
Write-off leasehold improvements	937	—	937	—
Total operating expenses	1,050	2,350	2,836	27,320

Loss from discontinued operations	(1,049)	(2,021)	(2,240)	(25,608)

Loss from extinguishment of finance lease	—	—	—	(206)
Interest expenses on finance lease	—	—	—	(2)
Other income	85	—	85	—
Gain from Wheels sales	7,596	—	7,596	—
Net income (loss) from discontinued operations	6,632	(2,021)	5,441	(25,816)

9

Amortization, Depreciation, Write-offs and Impairment from discontinued operations

The following table summarizes the write-offs, depreciation, amortization and impairment related to discontinued operations recorded in the condensed consolidated statement of operations for the three and nine months ended on September 30, 2024, and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization and Depreciation recorded as Cost of revenues	$1	$665	$435	$3,046
Write-offs of vehicle deposits recorded as Cost of revenues	—	—	—	1,390
Write-off leasehold improvements	937	—	937	—
Impairment of Goodwill	—	—	—	13,826
Impairment of Intangible Assets	—	—	—	2,618
Amortization and Depreciation recorded as General & administrative	24	3	163	10
Total impairments, write-offs, amortization and depreciation expenses related to assets recorded as discontinued operations	$962	$668	$1,535	$20,890

2024 Write-off leasehold improvements

During the nine months ended September 30, 2024, following the suspension of the mobility business in the United States the Company negotiated the exits from the majority of the lease agreements related to warehouse facilities, including the retail store.

In August 2024, the Company entered into a lease assignment agreement with a related party, for the early exit of the New York store. As a result of the aforementioned agreement, the Company assigned all the rights and obligations under the previous lease to the new tenant, which is an entity fully-owned by the Company’s Chief Executive Officer. The Company recorded as Other income from discontinued operations a gain of $85 from the early termination of the New York store lease; generated by the derecognition of the Right of Use of Asset, Security deposit and Operating lease liabilities. Additionally, the Company recorded $937 as Write-off leasehold improvements from discontinued operations for the derecognition of leasehold improvements related to the New York store. For more detail regarding the new tenant refer to paragraph Related party

2023 Impairments and write-offs

During the nine months ended September 30, 2023, the Company identified impairment indicators which indicate that the fair values of Mobility assets were below their carrying values. The decline in the Company’s market capitalization was the main impairment indicator. The Company completed a quantitative impairment test for the Mobility reporting unit, comparing the estimated fair value of the reporting unit to its carrying value, including goodwill and intangible assets. As a result, the Company impaired the net carrying value of Goodwill related to Wheels Lab Inc. business combination amounted to $13,826 and Intangible assets of $2,618 related to United States Mobility operations, which are included within Impairment of assets in the condensed consolidated statements of operations.

During the nine months ended September 30, 2023, the Company recorded $1,390 as Cost of Revenues for the write-off of vehicle deposit. In detail, the Company early terminated a supply agreement with an E-scooter manufacturer for vehicles that were expected to be deployed in the United States of America and fully lost the deposits paid in prior period.
10

Sales of Wheels

On August 19, 2024 (“Sale date”), the Company sold 100% of the equity interest of Wheels Lab, Inc. (“Wheels”) to a third party not considered a Company’s customer (“Buyer”). The transaction price of the sale is represented by the Wheels liabilities assumed by the Buyer, there was no cash consideration or variable consideration in the sales agreement. Wheels was an entity operating in the mobility business environment with electric vehicles in the United States; as a result Wheels assets, liabilities and result of operations (including the gain from the sale) are included in the discontinued operations for the period presented.

The following table summarizes the assets sold and liabilities assumed by the Buyer, at the Sale Date, August 19, 2024, which have been derecognized from the Company’s financial statement.

Cash and cash equivalents	$3
Prepaid and other current assets	36
Property and Equipment Gross	3,120
Property and Equipment Accumulated Depreciation	(3,115)
Other non-current Assets	34
Total assets sold (Company’s book values)	$78
Accounts payables	(3,725)
Financial liabilities	(578)
Accrued expenses and other current liabilities	(1,510)
Legal contingencies	(1,539)
Deferred revenues	(322)
Total Liabilities assumed (Company’s book values)	$(7,674)
Gain from the derecognition of nonfinancial assets	7,596
Total cash-consideration received from the sale	$—

The gain generated by the sale transaction is primarily attributable to the fully amortized electric vehicles and the fully impaired intangible assets (such as patents) owned by Wheels.

5. Revenue Recognition

The table below shows the revenues breakdown for the three and nine months ended on September 30, 2024 and on September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
European Mobility Revenues - Third Parties	$317	$918	$534	$2,807
Media Revenues - Third Parties	7	241	26	3,849
Other Revenues – Third Parties	—	66	2	600
Other Revenues – Related Party	451	—	975	—
Total Revenues from continuing operations	$775	$1,225	$1,536	$7,256
Total Revenues from discontinued operations	1	329	596	1,712

11

The table below shows the Deferred revenues roll-forward from January 1, 2024 to September 30, 2024.

Deferred Income from continuing operations	January 30, 2024	FX Rate adj	Additions	2024 Revenue	Sept 30, 2024

Mobility in Europe – Third Parties	793	8	543	(534)	810
Media – Third Parties	—	—	26	(26)	—
Marketing Consulting Services – Related Party	—	124	5,416	—	5,540
Other – Third Parties	—	—	2	(2)	—
Other – Related Party	—	6	1,062	(975)	93
Total	793	$138	$7,049	$(1,536)	$6,443

Mobility Deferred Income is related to prepaid European customer wallets and it will be recorded as Mobility Revenues when riders take a ride.

Deferred Income related to Marketing Consulting Services is related to invoices issued to a related party Everli S.p.A. (an entity owned by Micrmobility.com’s CEO) for services to be rendered during 2024 and 2025, in accordance with a Service Supply Agreement.

Other Deferred Income is related to invoices issued to a related party Everli S.p.A. (an entity owned by Micrmobility.com’s CEO) for services to be rendered in the next 5 months, in accordance with the Agreement on Business Cooperation.

6. Property, equipment and vehicle deposits, net

Property, equipment and vehicle deposits, net consist of the following:

	September 30,	December 31,
	2024	2023
Sharing electric vehicles	$7,448	$7,381
Furniture, fixtures, and equipment	969	1,329
Computers and software	1,075	1,069
Leasehold improvements	142	727
Total property and equipment, gross	9,634	10,505
Less: accumulated depreciation	(9,286)	(9,550)
Total property and equipment, net from continuing operations	$348	$955
Total property and equipment, net from discontinued operations	$0	$1,480

The following table summarizes the loss on disposal and depreciation expenses recorded in the condensed consolidated statement of operations for the three and nine months ended on September 30, 2024, and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$23	$309	$133	$2,783
Research & Development	—	15	—	44
General & administrative	321	96	487	302
Total depreciation and loss on disposal expenses related to assets recorded for continuing operations	$344	$420	$620	$3,129

12

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following.

	September 30,	December 31,
	2024	2023
Payroll liabilities	$3,224	$3,144
Accrued expenses	312	411
VAT Payables	326	—
Operating lease liabilities	24	268
Total accrued expenses and other current liabilities from continuing operations	$3,886	$3,823
Total accrued expenses and other current liabilities from discontinued operations	455	2,210

8. Current and Non-current financial liabilities, net

The Company's Financial liabilities consisted of the following.

	Weighted Average Interest Rate	Maturity Date	September 30, 2024	December 31, 2023
Secured Convertible loan, net	9%	2024	3,488	3,764
Convertible debts, net	5%	2024	5,785	3,217
Unsecured loans, net	2%	Various	6,089	7,715
Related-Party Promissory Note	0%	2025	1,481	—
Other financial liabilities	N/A	Various	130	86
Total Financial Liabilities, net			16,973	14,784
Of which classified as Current Financial Liabilities, net			15,926	13,075
Of which classified as Non-Current Financial Liabilities, net			1,047	1,709

The table below shows the amounts recorded as Interest expense, net on the statements of operations for the three and nine months ended on September 30, 2024, and September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Convertible debts	$132	$383	$392	$2,359
Secured Convertible loan	682	—	2,021	—
Secured loan	—	536	—	1,675
Unsecured loans	37	147	136	588
Other interest (income) expenses	1	1	7	9
Total Interest expenses, net	$852	$1,067	$2,556	$4,631

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

As of September 30, 2024, the Company has $6,191 outstanding as principal and accumulated interests, partially offset by $406 of debt discount.
13

Convertible debt

On November 13, 2023, the Company issued a Convertible note to YA II PN, Ltd. (the “Note holder”). The convertible note has a principal amount of $4,000, with 15% issuance discount, 5% as annum interest rate, 15% as annum default interest rate and March 31, 2024, as maturity date. During 2024, the Company and the Note holder amended the original maturity date from March 31, 2024, to December 31, 2024.

The debt shall be convertible into shares of the Company’s Class A common stock at the option of the Note Holder, who could convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock in accordance with the Conversion Price defined as $37.50.

During the nine months ended September 30, 2024, the Company partially repaid in cash for a cumulative payment of $122 (of which $116 was principal, and $6 was payment premium).

As a result of the above repayments, on September 30, 2024, the Company has $3,586 as outstanding principal and accumulated interest, partially offset by $99 of debt issuance discount.

Unsecured loans

Unsecured loans amounting to $6,089 as of September 30, 2024, is composed of multiple loans: a) 2022 unsecured note for $2,454, b) Unsecured debts assumed from previous business combination for $1,400, c) $1,862 of a long-term bank loan obtained in 2020 through one of the Company’s wholly-owned Italian subsidiaries, and d) a $372 long-term bank loans of which $159 is overdue; these loans are inherited from the business combination with MiMoto.

 2022 unsecured note

On July 15, 2022, the Company issued an Unsecured Note to an investor in exchange for 2,000 Euro (approximately $2,229, using September 30, 2024 exchange rate) with 6.75% as interest on an annual basis. In March 2024, the Company entered into a Settlement Agreement with the Note holder pursuant to which the Company’s obligations under the original agreements, amounting to $2,454 (2,202 Euro), would be satisfied in exchange of a payment of $1,102 (995 Euro), to be paid by June 30, 2024. As of September 30, 2024, the Company was in default for non-payment under the terms of the Settlement Agreement, refer to Subsequent Event paragraph for further information regarding this note.

As a result on September 30, 2024, the Company has $2,454 as outstanding principal and accumulated interest recorded as Short-term financial liabilities.

Unsecured debts – assumed from previous business combination

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

Related-Party Promissory Notes

During the nine months ended September 30, 2024, Palella Holdings LLC, an entity in which the Company’s CEO is the sole shareholder, provided to the Company $2,744, on an interest free basis with maturity date January 31, 2025. During the nine months ended September 30, 2024, the Company repaid $557 in cash and $705 by issuing 47,029,465 shares of the Company’s Class A Common Stock.

On June 10, 2024, the Company and the Note holder agreed to convert a portion of the Note amounting to $705 into 47,029,465 shares of the Company’s Class A Common Stock using a conversion price of $0.015, the Company recorded a gain of $94 using the closing market price on the issuance date. The conversion price applied for the aforementioned issuance is not applicable for further conversions.

As a result of the above repayment and conversion, on September 30, 2024, the Company has $1,481 as outstanding principal.
14

9. Leases

 Operating leases

The table below presents the operating lease-related assets and liabilities from continuing operations recorded on the condensed consolidated balance sheet as of September 30, 2024 and as of December 31, 2023.

Operating leases from continuing operations	September 30, 2024	December 31, 2023
Assets
Right-of-use Assets under operating leases	$170	529

Liabilities
Current Operating leases liabilities – recorded as Accrued expenses and other current liabilities	$24	268
Non-current Operating leases liabilities	146	355
Total Operating lease liabilities	$170	623

During the nine months ended September 30, 2024, the Company exited the majority of the lease agreements related to warehouse facilities, corporate houses and corporate car, remaining with few operating locations.

The table below presents the impact on the condensed consolidated statement of operations related to the operating leases for the three and nine months ended September 30, 2024, and September 30, 2023, including expenses related to lease agreements with an initial term of 12 months or less.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$9	$100	$53	$325
General and administrative	36	231	111	$787
Total Operating lease expenses from continuing operations	$45	$331	$164	$1,112

Future annual minimum lease payments as of September 30, 2024, are as follows:

Year ending December 31,	Operating Leases
2024	$20
2025	—
2026	—
Thereafter	—
Total minimum lease payments	$20

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

As of September 30, 2024, and December 31, 2023, the Company concluded that certain losses on litigation were probable and reasonable estimable; as a result, the Company recorded as Accruals for legal contingencies, included in Legal contingencies; $4,290 and $3,978 (of which $1,711 were related to Wheels and classified as Liabilities from discontinued operations), respectively.

The following table summarizes the expenses included in General & Administrative expenses for additional contingency losses over litigations reasonably estimated and categorized as probable recorded in the condensed consolidated statement of operations for the three and nine months ended on September 30, 2024, and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General & administrative expenses for Legal contingencies related to continuing operations	$10	$—	$2,051	$32
General & administrative expenses for Legal contingencies related to discontinued operations	—	—	—	333

As of September 30, 2024, the Company is involved in claims with previous investors who claimed financial losses for breaching contractual obligations. In detail, during August 2022, the Company was named as a plaintiff in a lawsuit filed in in the Supreme Court of the State of New York, County of New York and brought by Greenvision Capital Holdings LLC for breach of contract of a registration rights agreement by and between the parties and a claim for civil conspiracy requesting a damage of $4,000. The Company’s successful motion to dismiss the civil conspiracy claim has since been adjudicated and the matter remains in discovery and a status conference with the judge in the matter is scheduled for December 2024. While settlement discussions have occurred, no terms have been agreed upon between the parties. The Company recorded $2,250 as Legal contingencies for this claim.

The range of loss for the Company’s legal contingencies accrued is between $0 to $7,120 which represents the range between the amount already settled with the counterparts and the amount claimed deducting insurance coverage.

The Company is also involved in certain claims where the losses are not considered to be reasonably estimable or probable; for these claims the range of potential loss is between 0 to $1,250.

LNPB Commitment

During 2021, the Company decided to enter into a new business line: the acquisition, commercialization and distribution of contents including live sport events to media partners and final viewers. In order to commercialize and broadcast media contents, the Company entered into non-cancellable Content licensing and Service agreements with multiple partners such as LNPB. In June 2023, the Company received communications from LNPB, the main live content provider, notifying that it was terminating early the agreements related to the commercialization and broadcast of the LNPB contents. The communications also requested the immediate payment of the invoices overdue amounting to $11,394. In February 2024, the Company entered into a Settlement agreement with LNPB. In detail, the main amended term was the full satisfaction of the Company’s obligations under the original agreements in exchange of a payment of $5,392, divided in three payments on or prior November 30, 2024, half of the amount has been paid in March 2024 and another $1,100 have been paid in September 2024. As a result of the early termination of LNPB agreements, Helbiz Media significantly reduced its operations. Company’s condensed consolidated balance sheet as of September 30, 2024 includes the full amount requested by LNPB minus the amount paid, the potential gain will be reflected only when the final payment will be made in line with the Settlement Agreement.
16

11. Standby Equity Purchase Agreements

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

The table below presents the impact on the condensed consolidated statements of operations related to the 2023 SEPAs for the three and nine months ended September 30, 2024, and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
SEPAs transaction costs	$—	$—	$—	$(1,611)
Other SEPA financial income (expenses), net	$—	$(1,137)	$(102)	$(2,229)
Total SEPA financial income (expenses), net	$—	$(1,137)	$(102)	$(3,840)

During the nine months ended September 30, 2024, the Company delivered multiple advance notices for the sale of 35,400,000 Class A Common Shares, resulting in cumulative gross proceeds of $564.

12. Share-based compensation expenses

Stock-based compensation expense is allocated based on (i) the cost center to which the award holder belongs, for employees, and (ii) the service rendered to the Company, for third-party consultants. The following table summarizes total stock-based compensation expense by account for the three and nine months ended September 30, 2024, and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	—	(3)	13	0
Research and development	—	7	—	31
Sales and marketing	—	6	8	31
SEPA financial expenses	—	—	—	186
General and administrative	67	(47)	154	348
Total Share based compensation expenses, net	67	(37)	175	596

13. Net Gain (Loss) Per Share - Dilutive outstanding shares

The following potentially dilutive outstanding shares (considering a retroactive application of the reverse splits occurred during 2023) were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2024, and 2023 because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Equity Incentive Plan - Common Stock Purchase Option	1,050	1,052	1,050	1,052
Convertible Notes	5,048,255	32,586	5,048,255	32,586
Common Stocks to be issued outside equity incentive Plans	—	28,411	28,397	28,411
Common Stock Purchase Warrants	2,641	2,641	2,641	2,641
Total number of Common Shares not included in the EPS Basic and diluted	5,051,946	64,690	5,080,343	64,690

The Company included 28,397 Common Shares in the calculation of the diluted Earnings Per Shares for the three months ended September 30, 2024 mainly related to legal services rendered in previous periods.

14. Segment and geographic information

The following table provides information about our segments and a reconciliation of the total segment Revenue and Cost of revenue to loss from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Mobility in Europe	317	918	534	2,807
Media	7	241	26	3,849
All Other	451	65	977	600
Total Revenues	$775	$1,225	$1,536	$7,256

Cost of revenues
Mobility in Europe	(133)	(717)	(485)	(5,520)
Media	(51)	(96)	(52)	(10,002)
All Other	(300)	(501)	(900)	(2,356)
Total Cost of revenues	$(484)	$(1,314)	$(1,437)	$(17,878)

Reconciling Items:
General and administrative	(867)	(4,811)	(5,466)	(15,942)
Sales and marketing	(8)	(120)	(53)	(1,123)
Research and development	—	(480)	—	(2,089)
Loss from continuing operations	$(584)	$(5,499)	$(5,420)	$(29,775)

Revenue by geography is based on where a trip was completed, or media content occurred, or where a product was developed. The following table set forth revenue by geographic area for the three and nine months ended September 30, 2024, and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Italy	324	1,169	560	7,066
Serbia	451	—	976	—
United States	—	56	—	190
Total Revenues from continuing operations	$775	$1,225	$1,536	$7,256

 Long-lived assets, net includes property and equipment, intangible assets, goodwill and other assets. The following table set forth long-lived assets, net by geographic area as of September 30, 2024, and December 31, 2023.

	September 30,	December 31,
Non-Current Assets	2024	2023
Italy	$535	$1,273
United States	161	335
All other countries	63	87
Total Non-Current Assets from continuing operations	$760	$1,695

15. Related Party Transactions

Agreements with Everli S.p.A.

In the first quarter of 2024, the Company entered into two business agreements with Everli S.p.A. which is a related party as the Company’s President and Chief Executive Officer has a majority equity interest in Everli S.p.A.

Helbiz Media, an Italian subsidiary of micromobility.com, entered into a Service Supply Agreement with Everli S.p.A. requiring Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $8,052 (including VAT). Under the mentioned agreement during the nine months ended September 30, 2024, the Company issued invoices (including VAT) amounting to $6,814 of which $1,527 have been paid, for services to be rendered in the next six months. No Revenues have been recorded during the nine months ended September 30, 2024, for this Service Supply Agreement.

Helbiz Serbia, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli S.p.A. requiring Helbiz Serbia to provide software development services and services for preparing Everli S.p.A. for an initial public offering. During the nine months ended September 30, 2024, pursuant to the Agreement and related amendment, the Company issued invoices amounting to $1,065 of which $935 have been paid, for services rendered during the period in line with the Agreement. The Company recorded $451 and $975 as Other Revenues- Related Party for the three and nine months ended September 30, 2024, respectively.

Related-Party Promissory Notes

During the nine months ended September 30, 2024, Palella Holdings LLC, an entity in which the Company’s CEO is the sole shareholder, provided to the Company $2,744, on an interest free basis with maturity date January 31, 2025. During the nine months ended September 30, 2024, the Company repaid $557 in cash and $705 by issuing 47,029,465 shares of the Company’s Class A Common Stock.

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

As a result of the above repayment and conversion, on September 30, 2024, the Company has $1,481 as outstanding principal.

Lease Assignment agreement

In August 2024, the Company entered into a Lease Assignment agreement with Revolving Store Inc, an entity in which the Company’s CEO is the sole shareholder. The Lease Assignment agreement established that Revolving Store Inc. assumes all the rights and obligations related to New York store lease, where the Company was the tenant since March 2023. The early exit from the New York store lease generated a gain for the Company amounted to $85 recorded as Other income from discontinued operations, for the derecognition of the Operating Lease liabilities amounted to $643, partially compensated by the derecognition of the Right of use of Assets and Security deposit for cumulative $559. In detail, the Company had $86 of overdue monthly rents for the period from February 2024 to July 2024, assumed by the new tenant: Revolving Store Inc.

16. Subsequent Events

On October 30, 2024, the Company received a judgment against it from the Supreme Court of the State of New York for the payment of the full principal, interest and costs and disbursements in connection with the 2022 unsecured note that the Company issued to a third-party to an investor on July 15, 2022 in exchange for 2,000 Euro (approximately $2,229, using September 30, 2024 exchange rate) with 6.75% as interest on an annual basis. The Company is currently identifying and evaluating the alternative paths for facing the judgement.

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

The following discussion refers to the financial results of micromobility.com, Inc. for the three and nine months ended September 30, 2024, and 2023. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refer to micromobility.com, Inc. and our affiliates. Except for per share data and as otherwise indicated, all dollar amounts set out herein are in thousands.

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

During the three months ended September 30, 2024, the Company decided to indefinitely suspend the mobility operations in the United States of America due to the high costs connected and the Company’s strategy to reduce the operating cash burn. On August 19, 2024, following the aforementioned decision to suspend the mobility operations in US, the Company sold 100% of the equity interest of Wheels Lab, Inc. (“Wheels”) to a third party.

The Company currently has a strategic footprint with office in New York. The Company currently has electric vehicles operating in Europe.

The Company also provides software development services and services for preparing a related party for an initial public offering.

Consolidated Results of Operations

The following tables set forth our results of operations from continuing operations for the periods presented and as a percentage of our net revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

In connection with the suspension of the mobility business in the United States and the sale of Wheels assets, the Company concluded that the assets, liabilities and results of operations of the Mobility business in the United States met the criteria for classification as discontinued operations. As a result, the Company has presented the results of operations, cash flows and financial position of the mobility business in the United States of America as discontinued operations in the condensed consolidated financial statements for all periods presented.

Comparison of the Three and Nine months ended September 30, 2024, and 2023

The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2024, and 2023 related to continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$775	$1,225	$1,536	$7,256
Operating expenses:
Cost of revenue	484	1,314	1,437	17,878
General and administrative	867	4,811	5,466	15,942
Sales and marketing	8	120	53	1,123
Research and development	—	480	—	2,089
Total operating expenses	1,359	6,724	6,956	37,031

Loss from operations	(584)	(5,499)	(5,420)	(29,775)
Total non-operating income (expenses), net	(1,074)	(1,946)	(1,116)	(7,610)
Income Taxes	—	(10)	—	(48)
Net loss from continuing operations	$(1,658)	$(7,456)	$(6,536)	$(37,433)
Net income (loss) from discontinued operations	6,632	(2,021)	5,441	(25,816)
Net income (loss)	4,974	(9,477)	(1,095)	(63,249)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	100%	$100%	$100%	$100%
Operating expenses:
Cost of revenue	62%	107%	94%	246%
General and administrative	112%	393%	356%	220%
Sales and marketing	1%	10%	3%	15%
Research and development	—	39%	—	29%
Total operating expenses	175%	549%	453%	510%

Loss from operations	(75)%	(449)%	(353)%	(410)%
Total non-operating income (expenses), net	(139)%	(159)%	(73)%	(105)%
Income Taxes	—	(1)%	—	(1)%
Net loss from continuing operations	(214)%	$(609)%	$(426)%	$(516)%
Net income (loss) from continuing operations	856%	(165)%	354%	(356)%
Net income (loss)	642%	(774)%	(71)%	(872)%

The following table summarizes our consolidated results of operations for the three and nine months ended September 30, 2024, and 2023 related to discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$1	$329	$596	$1,712
Operating expenses:
Cost of revenue	81	1,940	1,187	8,965
General and administrative	24	3	163	343
Sales and marketing	8	407	549	1,567
Impairment of Goodwill and Intangible Assets	—	—	—	16,444
Write-off leasehold improvements	937	—	937	—
Total operating expenses	1,050	2,350	2,836	27,320

Loss from discontinued operations	(1,049)	(2,021)	(2,240)	(25,608)

Loss from extinguishment of finance lease	—	—	—	(206)
Interest expenses on finance lease	—	—	—	(2)
Other income	85	—	85	—
Gain from Wheels sales	7,596	—	7,596	—
Net income (loss) from discontinued operations	6,632	(2,021)	5,441	(25,816)

Net Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
European Mobility Revenues – Third Parties	317	918	(65)%	534	2,807	(81)%
Media Revenues – Third Parties	7	241	(97)%	26	3,849	(99)%
Other Revenues – Third Parties	—	66	—	2	600	(100)%
Other Revenues – Related Party	451	—	—	975	—	—
Total Net Revenues from continuing operations	775	1,225	(37)%	1,536	7,256	(79)%

Total Net Revenues from discontinued operations	1	329	(100)%	$596	1,712	(65)%

Total Net Revenue from continuing operations decreased by $450, or 37%, from $1,225 for the three months ended September 30, 2023, to $775 for the three months ended September 30, 2024, and decreased by $5,720, or 79%, from $7,256 for the nine months ended September 30, 2023, to $1,536 for the nine months ended September 30, 2024. This decrease was primarily due to: a) the decrease of Media revenues for the early termination of the LNPB agreements, and b) the decrease of European Mobility revenues driven by the Company’s strategy to exit not profitable markets; partially compensated by the increase of the Other Revenues from Related Party.

Total Net Revenue from discontinued operations decreased by $328, or 100%, from $329 for the three months ended September 30, 2023, to $1 for the three months ended September 30, 2024, and decreased by $1,116, or 65%, from $7,256 for the nine months ended September 30, 2023, to $1,536 for the nine months ended September 30, 2024. These decreases are related to the suspension of mobility business in the United States of America and sales of Wheels electric vehicles and occurred during the three months ended September 30, 2024. During the first six months of 2024, the Company provided e-mobility services, either sharing or long-term rental proposal, in the following United States areas: Tampa (Florida), New York (New York), and Santa Monica (California).

European Mobility revenues

Mobility revenues decreased by $601, or 65%, from $918 for the three months ended September 30, 2023, to $317 for the three months ended September 30, 2024, and decreased by $2,273, or 81%, from 2,807 for the nine months ended September 30, 2023, to $534 for the nine months ended September 30, 2024. The decreases are explained by the Company’s strategy to decrease the Company’s operating cash which resulted in closing multiple locations in Italy.

We are an operator in Italy in the micro-mobility environment. During the first nine months of 2024, the Company provided e-mobility services in the following Italian cities: Turin, Parma, Palermo, Pisa, San Benedetto del Tronto, Modena, and Catania.

Media revenues

Media revenues decreased by $234, or 97%, from $241 for the three months ended September 30, 2023, to $7 for the three months ended September 30, 2024, and decreased by $3,828, or 99%, from 3,849 for the nine months ended September 30, 2023, to $26 for the nine months ended September 30, 2024.

The decrease is mainly explained by the early termination of LNPB agreements.

Other Revenues – Related Party

Helbiz Serbia, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli S.p.A. (entity owned by Micrmobility.com CEO) requiring Helbiz Serbia to provide software development services and services for preparing Everli S.p.A. for an initial public offering. During the nine months ended September 30, 2024, pursuant to the Agreement, the Company recorded $451 and $975 as Other Revenues- Related Party for the three and nine months ended September 30, 2024, respectively.

Cost of Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
European Mobility - Cost of revenues	$133	$717	(81)%	$485	$5,520	(91)%
Of which Vehicle deposit
write-off	—	—	—	—	1,654	—
Media - Cost of revenues	51	96	(47)%	52	10,002	(99)%
Other - Cost of revenues	300	501	(40)%	900	2,356	(62)%
Total - Cost of revenues from continuing operations	484	1,314	(63)%	1,437	17,878	(92)%

Total - Cost of revenues from discontinued operations	81	1,940	(96)%	1,187	8,965	(87)%

Cost of Revenue from continuing operations decreased by $830 or 63% and by 16,441, or 92% in the three and nine months ended September 30, 2024 compared with three and nine months ended September 30, 2023. These decreases were primarily due to: a) the decrease in Media Cost of revenues for the early termination of the LNPB agreements, and b) the decrease of Mobility activities in Europe driven by the Company’s strategy to exit not profitable markets.

Cost of Revenue from discontinued operations decreased by $1,859 or 96% and by 7,778, or 87% in the three and nine months ended September 30, 2024 compared with three and nine months ended September 30, 2023. These decreases are related to the suspension of mobility business in the United States of America and sales of Wheels electric vehicles and occurred during the three months ended September 30, 2024.

Mobility Cost of revenues

Mobility cost of revenues shows a decrease of $584 or 81% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, and $5,034 or 91% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decreases are mainly driven by the closing of multiple locations in Italy, in line with the Company’s strategy to decrease the operating cash used by the micro-mobility business. In detail, for the three and nine months ended September 30, 2024, European Mobility Cost of Revenues are lower than European Mobility Revenues, these results are in line with the Company strategy to focus Mobility activities only in profitable markets.

Other Cost of revenues

Other cost of revenues shows a decrease of $201 or 40% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, and $1,456 or 62% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

The cost of revenues recorded during the nine months ended September 30, 2024, amounting to $900, are related to payroll costs for employees hired under the IT Department dedicated to the Company’s platforms and the software services rendered to Everli S.p.A. under the Business Cooperation Agreement. As a result, the three and nine months ended September 30, 2024 shows a Other Cost of Revenues lower than Other Revenues, this result is in line with the Company strategy to focus profitable activities.

The cost of revenues recorded during the nine months ended September 30, 2023, amounting to $2,356, were related to grocery business stopped during 2023, because it was showing negative margins.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
General and administrative from continuing operations	$867	$4,811	(82)%	$5,466	$15,942	(66)%
Of which Litigation accruals	10	—	—	2,051	32	>100%

General and administrative from discontinued operations	24	3	>100%	163	343	(52)%

Total General and Administrative expenses related to continuing operation decreased by $3,944, or 82%, from $4,811 for the three months ended September 30, 2023, to $867 for the three months ended September 30, 2024, and decreased by $10,476, or 66%, from $15,942 for the nine months ended September 30, 2023, to $5,466 for the nine months ended September 30, 2024. The decrease is mainly driven by the Company strategy to drastically decrease the cash burn; in detail, several administrative employees in Europe and United States left the Company and they have not been replaced. Additionally, the Company renegotiated or exited multiple agreements with lawyers and consultants. The amount recorded for the nine months ended September 30, 2024 is also highly impacted by a non-recurring item: Litigation accruals amounting to $2,051.

Total General and Administrative expenses related to discontinued operation increased by $21, or 700%, from $3 for the three months ended September 30, 2023, to $24 for the three months ended September 30, 2024, and decreased by $180, or 52%, from $343 for the nine months ended September 30, 2023, to $163 for the nine months ended September 30, 2024. The amount recorded during the nine months ended September 30, 2024 is mainly related to leasehold improvements depreciations while the amount recorded during the nine months ended September 30, 2023 is mainly related to a litigation accruals amounted to $333 for Wheels claims.

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Sales and marketing from continuing operations	$8	$120	(93)%	$53	$1,123	(95)%

Sales and marketing from discontinued operations	$8	$407	(98)%	$549	$1,567	(65)%

Sales and marketing expenses from continuing operations decreased by $112 or 93%, and by $1,070 or 95% in the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, respectively. The decrease is explained by the Company’s strategy to decrease the Company’s operating cash burn. In detail, the Company took the following actions: a) drastically reduced the marketing campaigns in terms of budget following the exit of multiple operating markets in Italy, and b) close of the marketing and customer supports departments.

Sales and marketing expenses from discontinued operations decreased by $399 or 98%, and by $1,018 or 65% in the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, respectively. The decrease for the three months comparison is explained by the Company’s suspension of the mobility business in the United States while the nine months decrease is also explained by the closing of the US marketing department.

Research and Development.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Research and development	$—	$480	—	$—	$2,089	—

The decreases are mainly explained by the Company decision to reclassify the IT expenses from Research and Development to Cost of Revenues in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024, following the recognition of Revenues from Related Party based on an agreement for IT services.

Total non-operating income (expense), net from continuing operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

Interest expense, net	$(852)	(1,067)	(20)%	(2,556)	(4,631)	(45)%
Gain (loss) on extinguishment
of financial debts	—	—	—	822	637	29%
SEPA financial income
(expenses), net	—	(1,137)	—	(102)	(3,840)	(97)%
Other income (expenses), net	(222)	258	(186)%	720	224	221%

Total non-operating income (expenses), net from continuing operations	$(1,074)	(1,946)	(45%)	(1,116)	(7,610)	(85)%

Non-operating income (expense), net from continuing operations decreased by 45% or $872 comparing the three months ended September 30, 2024 with the three months ended September 30, 2023; and decreased by 85% or $6,494 comparing the nine months ended September 30, 2024 with the nine months ended September 30, 2023.

Interest expenses, net

Interest expenses decreased by $215, or 20%, from $1,067 for the three months ended September 30, 2023, to $852 for the three months ended September 30, 2024, and by $2,075, or 45%, from $4,631 for the nine months ended September 30, 2023, to $2,556 for the nine months ended September 30, 2024. Such decrease is mainly driven by the overall decrease of the Company’s financial liabilities; additionally, during the nine months ended September 30, 2024 the Company has been funded by a Promissory notes from related party with zero interest rate.

Gain (loss) on extinguishment of financial debts

Gain on extinguishment of debt amounted to $822 for the nine months ended September 30, 2024 is related to:

a)	an Amendment Agreement entered by the Company with the holder of an unsecured Note. In detail, the Company settled $734 of the aforementioned Unsecured Note by issuing 928,942 Class A Common Stock in March 2024, for the reduction of the Company’s share price from the Amendment date to the issuance date the Company recorded a gain amounted to $728.

b)	A conversion agreement was reached with Palella Holdings LLC (a related party) for the conversion of a portion of a promissory note outstanding. In detail, on June 10, 2024, the Company and the Note holder agreed to convert a portion of the Note amounting to $705 into 47,029,465 shares of the Company’s Class A Common Stock using a conversion price of $0.015, the Company records a gain amounted to $94 using the closing market price on the issuance date.

SEPA financial income (expenses), net

SEPA financial expenses, net decreased by $3,738, or 97%, from $3,840 for the nine months ended September 30, 2023, to $102 for the nine months ended September 30, 2024. Such decrease is mainly driven by the overall decrease of the SEPA usage, highly impacted by the Company’s decreases in market volatility and market price.

Other income (expenses), net

Other income (expenses), net decreased by $480, or 186%, from an income of $258 for the three months ended September 30, 2023, to an expenses of $222 for the three months ended September 30, 2024, and increased by $496, or 221%, from an income of $224 for the nine months ended September 30, 2023, to an income of $720 for the nine months ended September 30, 2024. Such increase is mainly driven by a settlement agreement entered with a Media vendor which generated a cumulative gain of $807 during the second quarter of 2024.

Total non-operating income (expense), net from discontinued operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

Loss from extinguishment of finance lease	—	—	—	—	(206)	—
Interest expenses on finance lease	—	—	—	—	(2)	—
Other income	85	—	—	85	—	—
Gain from Wheels sales	7,596	—	—	7,596	—	—

Total non-operating income (expenses), net from discontinued operations	$7,681	—	—	7,681	(208)	>(100)%

Other income

During the nine months ended September 30, 2024, following the suspension of the mobility business in the United States the Company negotiated the exits from the majority of the lease agreements related to warehouse facilities, including the retail store.

In August 2024, the Company entered into a lease assignment agreement with a related party, for the early exit of the New York store. As a result of the aforementioned agreement, the Company assigned all the rights and obligations under the previous lease to the new tenant, which is an entity fully-owned by the Company’s Chief Executive Officer. The Company recorded as Other income from discontinued operations a gain of $85 from the early termination of the New York store lease; generated by the derecognition of the Right of Use of Asset, Security deposit and Operating lease liabilities. Additionally, the Company recorded $937 as Write-off leasehold improvements from discontinued operations for the derecognition of leasehold improvements related to the New York store.

Gain from Wheels sales

On August 19, 2024 (“Sale date”), the Company sold 100% of the equity interest of Wheels Lab, Inc. (“Wheels”) to a third party not considered a Company’s customer (“Buyer”). The transaction price of the sale is represented by the Wheels liabilities assumed by the Buyer, there was no cash consideration or variable consideration in the sales agreement. Wheels was an entity operating in the mobility business environment with electric vehicles in the United States; as a result Wheels assets, liabilities and result of operations (including the gain from the sale) are included in the discontinued operations for the period presented.

The following table summarizes the assets sold and liabilities assumed by the Buyer, at the Sale Date, August 19, 2024, which have been derecognized from the Company’s financial statement.

Cash and cash equivalents	$3
Prepaid and other current assets	36
Property and Equipment Gross	3,120
Property and Equipment Accumulated Depreciation	(3,115)
Other non-current Assets	34
Total assets sold (Company’s book values)	$78
Accounts payables	(3,725)
Financial liabilities	(578)
Accrued expenses and other current liabilities	(1,510)
Legal contingencies	(1,539)
Deferred revenues	(322)
Total Liabilities assumed (Company’s book values)	$(7,674)
Gain from the derecognition of nonfinancial assets	7,596
Total cash-consideration received from the sale	$—

The gain generated by the sale transaction is primarily attributable to the fully amortized electric vehicles and the fully impaired intangible assets (such as patents) owned by Wheels.

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

As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents of $141.

We plan to continue to fund our operations through debt and equity financing, for the next twelve months.

We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our growth and expanded operations, including the new business lines. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Indebtedness

The following table summarizes our indebtedness as of September 30, 2024.

	Weighted Average Interest Rate	Maturity Date	September 30, 2024
Secured Convertible loan, net	9%	2024	3,488
Convertible debts, net	5%	2024	5,785
Unsecured loans, net	2%	Various	6,089
Related-Party Promissory Note	0%	2025	1,481
Other financial liabilities	N/A	Various	130
Total Financial Liabilities, net			16,973
Of which classified as Current Financial Liabilities, net			15,926
Of which classified as Non-Current Financial Liabilities, net			1,047

Our financial liabilities, net increased by 15% or $2,189 from $14,784 as of December 31, 2023, to $16,973 as of September 30, 2024.

The increase is mainly explained by the Promissory Notes issued to the Company’s CEO, accumulated interests and amortization of the debt discounts related to the convertible debts and loan, partially compensated by repayments of unsecured loans, convertible loan.

2022 unsecured note – in default

On July 15, 2022, the Company issued an Unsecured Note to an investor in exchange for 2,000 Euro (approximately $2,229, using September 30, 2024 exchange rate) with 6.75% as interest on an annual basis. In March 2024, the Company entered into a Settlement agreement with the Note holder pursuant to which the Company’s obligations under the original agreements, amounting to $2,454 (2,202 Euro), will be satisfied in exchange of a payment of $1,102 (995 Euro), to be paid within June 30, 2024. As of September 30, 2024, the Company was in default for non-payment under the terms of the Settlement agreement. As a result on September 30, 2024, the Company has $2,454 as outstanding principal and accumulated interest recorded as Short-term financial liabilities.

Leases liabilities

Operating leases

The table below presents the operating lease-related assets and liabilities recorded on the condensed consolidated balance sheet as of September 30, 2024 and as of December 31, 2023

Operating leases from continuing operations	September 30, 2024	December 31, 2023
Assets
Right-of-use Assets under operating leases from continuing operations	$170	529
Right-of-use Assets under operating leases from discontinued operations	—	651

Liabilities
Current Operating leases liabilities – recorded as Accrued expenses and other current Liabilities	$24	268
Non-current Operating leases liabilities	146	355
Total Operating lease liabilities from continuing operations	$170	623
Total Operating lease liabilities from discontinued operations	—	700

During the nine months ended September 30, 2024, the Company exited the majority of the lease agreements related to warehouse facilities, corporate houses, corporate car, and retail store, remaining with few operating locations.

Future annual minimum lease payments as of September 30, 2024, are as follows:

Year ending December 31,	Operating Leases
2024	$20
2025	—
2026	—
Thereafter	—
Total minimum lease payments	$20

Securities outstanding as of September 30, 2024

As of September 30, 2024, we had the following outstanding securities:

September 30, 2024
Class A Common Shares	92,214,637
Total Common Shares outstanding	92,214,637

Preferred stock	—
Total Preferred Stock outstanding	—

Warrants	2,641
Stock Option Plans	1,050
Restricted Stocks granted	21
Total Warrants, Restricted Stocks and Stock Options outstanding	3,712

Common Shares and Preferred stocks

As of September 30, 2024, the Company’s charter authorized the issuance of up to 900,000,000 shares of Class A common stock, $0.00001 par value per share, and 100,000,000 shares of preferred stock at $0.00001 par value per share.

Related Party Transactions

Agreements with Everli S.p.A.

In the first quarter of 2024, the Company entered into two business agreements with Everli S.p.A. which is a related party as the Company’s President and Chief Executive Officer has a majority equity interest in Everli S.p.A.

Helbiz Media, an Italian subsidiary of micromobility.com, entered into a Service Supply Agreement with Everli S.p.A. requiring Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $8,052 (including VAT). Under the mentioned agreement during the nine months ended September 30, 2024, the Company issued invoices (including VAT) amounting to $6,814 of which $1,527 have been paid, for services to be rendered in the next six months. No Revenues have been recorded during the nine months ended September 30, 2024, for this Service Supply Agreement.

Helbiz Serbia, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli S.p.A. requiring Helbiz Serbia to provide software development services and services for preparing Everli S.p.A. for an initial public offering. During the nine months ended September 30, 2024, pursuant to the Agreement and related amendment, the Company issued invoices amounting to $1,065 of which $935 have been paid, for services rendered during the period in line with the Agreement. The Company recorded $451 and $975 as Other Revenues- Related Party for the three and nine months ended September 30, 2024, respectively.

Related-Party Promissory Notes

During the nine months ended September 30, 2024, Palella Holdings LLC, an entity in which the Company’s CEO is the sole shareholder, provided to the Company $2,744, on an interest free basis with maturity date January 31, 2025. During the nine months ended September 30, 2024, the Company repaid $557 in cash and $705 by issuing 47,029,465 shares of the Company’s Class A Common Stock.

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

As a result of the above repayment and conversion, on September 30, 2024, the Company has $1,481 as outstanding principal.

Lease Assignment agreement

In August 2024, the Company entered into a Lease Assignment agreement with Revolving Store Inc, an entity in which the Company’s CEO is the sole shareholder. The Lease Assignment agreement established that Revolving Store Inc. assumes all the rights and obligations related to New York store lease, where the Company was the tenant since March 2023. The early exit from the New York store lease generated a gain for the Company amounted to $85, for the derecognition of the Operating Lease liabilities amounted to $643, partially compensated by the derecognition of the Right of use of Assets and Security deposit for cumulative $559. In detail, the Company had $86 of overdue monthly rents for the period from February 2024 to July 2024, assumed by the new tenant: Revolving Store Inc.

Contractual Obligations and Commitments

LNPB Commitment

During 2021, the Company decided to enter into a new business line: the acquisition, commercialization and distribution of contents including live sport events to media partners and final viewers. In order to commercialize and broadcast media contents, the Company entered into non-cancellable Content licensing and Service agreements with multiple partners such as LNPB. In June 2023, the Company received communications from LNPB, the main live content provider, notifying that it was terminating early the agreements related to the commercialization and broadcast of the LNPB contents. The communications also requested the immediate payment of the invoices overdue amounting to $11,394. In February 2024, the Company entered into a Settlement agreement with LNPB. In detail, the main amended term was the full satisfaction of the Company’s obligations under the original agreements in exchange of a payment of $5,392, divided in three payments on or prior November 30, 2024, half of the amount has been paid in March 2024 and another $1,100 have been paid in September 2024. As a result of the early termination of LNPB agreements, Helbiz Media significantly reduced its operations. Company’s condensed consolidated balance sheet as of September 30, 2024 includes the full amount requested by LNPB minus the amount paid, the potential gain will be reflected only when the final payment will be made in line with the Settlement Agreement.

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

As of September 30, 2024, and December 31, 2023, the Company concluded that certain losses on litigation were probable and reasonable estimable; as a result, the Company recorded as Accruals for legal contingencies, included in Legal contingencies; $4,290 and $3,978 (of which $1,711 were related to Wheels and classified as Liabilities from discontinued operations), respectively.

The following table summarizes the expenses included in General & Administrative expenses for additional contingency losses over litigations reasonably estimated and categorized as probable recorded in the condensed consolidated statement of operations for the three and nine months ended on September 30, 2024, and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General & administrative expenses for Legal contingencies related to continuing operations	$10	$—	$2,051	$32
General & administrative expenses for Legal contingencies related to discontinued operations	—	—	—	333

As a result of the sale of Wheels, the Company derecognized the legal contingencies related to Wheels claims amounted to $1,539 on August 19, 2024 (“Sale date”).

As of September 30, 2024, the Company is involved in claims with previous investors who claimed financial losses for breaching contractual obligations. In detail, during August 2022, the Company was named as a plaintiff in a lawsuit filed in in the Supreme Court of the State of New York, County of New York and brought by Greenvision Capital Holdings LLC for breach of contract of a registration rights agreement by and between the parties and a claim for civil conspiracy requesting a damage of $4,000. The Company’s successful motion to dismiss the civil conspiracy claim has since been adjudicated and the matter remains in discovery and a status conference with the judge in the matter is scheduled for December 2024. While settlement discussions have occurred, no terms have been agreed upon between the parties. The Company recorded $2,250 as Legal contingencies for this claim.

The range of loss for the Company’s legal contingencies accrued is between $0 to $7,120 which represents the range between the amount already settled with the counterparts and the amount claimed deducting insurance coverage.

The Company is also involved in certain claims where the losses are not considered to be reasonably estimable or probable; for these claims the range of potential loss is between 0 to $1,250.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on such evaluation, due to a material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business, and we may continue to be involved in such legal proceedings. Currently, there are several product liability claims against us none of which we deem material by itself. If several of these claims were to be decided against our interest or if our product liability insurance were not to cover several of these claims, we might need to divert resources from our operations to pay for such claims, and our results of operations would be correspondingly affected.

On July 15, 2022, we issued an Unsecured Note to an investor in exchange for €2 million (approximately $2.2 million) with 6.75% as interest on an annual basis. In March 2024, we entered into a Settlement Agreement with the Note holder pursuant to which the Company’s obligations under the original agreements, amounting to $2.4 million, would be satisfied in exchange for a payment of $1.1 million to be paid by June 30, 2024. We failed to make such payment, and consequently the Supreme Court of the State of New York issued a judgment against us for payment of the full principal, interest and costs and disbursements, in October 2024. The Company is currently identifying and evaluating the alternative paths for facing the judgement. As a result, we recorded an aggregate of approximately $2.5 million in our unaudited interim financial statement for the period ended September 30, 2024 as “Short-term financial liabilities, net” for this Unsecured Note.

We have estimated the range of loss for the legal contingencies accrued as between $0 to $7,120 million which represents the range between the amount already settled with the counterparts and the amount claimed deducting insurance coverage. We are also involved in certain claims where the losses are not considered to be reasonably estimable or probable; for these claims the range of potential loss is between 0 to $1,250.

As of September 30, 2024, we concluded that certain losses on litigations were probable and reasonable estimable. As a result, we recorded an aggregate of approximately $4,290 in our unaudited interim financial statement for the period ended September 30, 2024 as “Accruals” for legal contingencies.

Item 1A. Risk Factors

Although as a Smaller Reporting Company we are not required to provide this information, we refer you to the sections of our annual report on Form 10-K filed on April 16, 2024, our quarterly report on Form 10-Q filed on July 17, 2024 and our registration statement on Form S-3 entitled “Risk Factors”. In addition to the risk factors contained in those documents and in our other filings with the U.S. Securities and Exchange Commission available on its Edgar filing website, we would like to draw your attention to the following risks:

We have indefinitely suspended our micro-mobility offerings in the United States.

After investing considerable time, resources and capital into offering e-scooter and other micro-mobility offerings in multiple markets across the United States, we have indefinitely suspended our micro-mobility offerings in the United States. It is unlikely that we will restart such offerings in the United States in the near future, and we might never do so. We may not be able to recoup any of our investment in our U.S. operations in terms of intellectual property development, vehicles or other assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered equity securities that we have not previously disclosed in filings with the U.S. Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

As noted under legal proceedings, we have failed to make payments that were due on an unsecured note issued on July 15, 2022. As a result, the Supreme Court of the State of New York issued a judgment against us for payment of $2.5 million in principal, interest and costs and disbursements.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

micromobility.com, Inc.

Date: November 19, 2024	By:	/s/ Salvatore Palella
	Name:	Salvatore Palella
	Title:	Chief Executive Officer

Date: November 19, 2024	By:	/s/ Gian Luca Spriano
	Name:	Gian Luca Spriano
	Title:	Chief Financial Officer

