Form 10-K
period 2024-12-31
micromobility.com Inc.
filed 2025-04-15
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting securities held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, was approximately $600,000 based upon the closing sale price of $0.013 on June 28, 2024.

As of April 14, 2025, there were 92,214,637 shares of the registrant’s common stock, $0.00001 par value, outstanding.

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

PART I

ITEM 1. BUSINESS

General

The Company is a technology-focused enterprise providing software development and business services to the transportation, mobility, and technology sectors. Leveraging years of operational experience and data in innovative and sustainable transportation solutions, the Company delivers scalable, white-label technology solutions for customers in the transportation, mobility and broader technology sectors.

The Company has adjusted its primary focus to the continued development and commercialization of its technology platform. The Company generates revenue primarily through an enterprise solutions model, that could provide white-label and enterprise-level software solutions to partners and clients in the transportation, mobility and broader technology sectors.

During the year ended December 31, 2024, we started providing software development services. To date, our only client has been Everli, S.p.A., a related party that is controlled by our majority shareholder, Salvatore Palella. These services generated approximately $1.4 million in revenue in our 2024 fiscal year.

Organizational History

We were originally incorporated in Delaware in 2015 as an intra-urban transportation company. In August 2021, a wholly-owned subsidiary of GVAC merged with and into Helbiz Holdings, Inc., with Helbiz Holdings, Inc. surviving the merger and as a wholly-owned subsidiary of GVAC. Because GVAC was a special purpose acquisition vehicle with no operations other than seeking a business combination with an operating entity, Helbiz Holdings, Inc. is considered the accounting survivor. In connection with the Merger, GVAC changed its name to Helbiz, Inc.

On December 18, 2023, the Company was notified by The Nasdaq Stock Market LLC (“Nasdaq”) that as a result of the Company’s previously disclosed noncompliance with Nasdaq Listing Rules 5550(a)(2) and 5550(b)(2), Nasdaq has determined to delist the Company’s common stock and warrants from the Nasdaq Capital Market and, accordingly, will suspend trading in the Company’s common stock and warrants effective at the open of business, on December 20, 2023. On that same day the trading of the Company’s common stock and warrants commenced on the OTC Pink Sheets under its current trading symbol “MCOM” and “MCOMW”.

We previously offered our micromobility solutions in the United States, but starting in 2023, we began to significantly reduce the cities in which we offered such solutions. In 2024, we sold the last entities holding licenses to offer micromobility solutions in the United States.

During the year ended December 31, 2024, the Company decided to indefinitely suspend the mobility operations in the United States of America due to the high costs connected and the Company’s strategy to reduce the operating cash burn. On August 19, 2024, following the aforementioned decision to suspend the mobility operations in US, the Company sold 100% of the equity interest of Wheels Lab, Inc. (“Wheels”) to a third party.

During the year ended December 31, 2024, the Company decided to exit the mobility operations in Europe due to the declining Electric mobility sector and the company’s inability to raise additional capital to sustain the mobility operations. As of the date hereof, we no longer have mobility operations.

On December 31, 2024, we entered into a Stock Purchase Agreement with an entity controlled by our majority shareholder Salvatore Palella. Pursuant to the Agreement, we agreed to the transfer and sale of (i) all of the issued and outstanding shares of our subsidiaries Helbiz Europe Limited (which includes media and European mobility businesses) and Micromobility.com Italia S.r.l. and (ii) all rights, title and interest in all Helbiz brands currently owned by MCOM including, but not limited to: (i) the Helbiz platforms, (ii) all intellectual property owned by MCOM including patents and trademarks related to Helbiz and (iii) any trade secrets and related data, as well as any internally produced material by us (including its subsidiaries) in exchange for a sales price of $0.1 million, as a reduction of our debt owned by the Purchaser. Prior to the closing of the transaction contemplated by the Agreement, we must transfer the full ownership of Helbiz DOO so that it is a wholly- and directly-owned subsidiary of Micromobility.com Inc. and we must receive the approval of the Supreme Court of the State of New York for the County of New York in the action captioned Bernheim Investment Fund SICAV v. micromobility.com Inc., Index No. 158212/2024 (or another court of competent jurisdiction), or waiver by Bernheim Investment Fund SICAV and Copernicus Holding SA. As of the date hereof, we have not received such approval, and we may never receive such approval.

Software and Advisory Services

From incorporation and into 2024, our primary business was the provision of on-demand transportation as a service through a fleet of electric vehicles that could be accessed on our mobile app. As part of the business, our information technology team, primarily run through our Serbian subsidiary, developed several in-house apps (including one focused on the users of our vehicles, another on servicing our vehicles when not in use and a third for streaming content on our media platform) and focused on other technological advancements such a geo-fencing features and online payment integration.

During the year ended December 31, 2024, we started providing software development services through our Serbian subsidiary. To date, our only client has been Everli, S.p.A., a related party that is controlled by our majority shareholder, Salvatore Palella. These services generated approximately $1.4 million in revenue in our 2024 fiscal year.

In detail, we provide software development services and advisory services to entities looking to become public companies, though as mentioned above, our only client to date for these services is a related party.

Other business lines discontinued

Helbiz Media

We formed Helbiz Media, our wholly-owned subsidiary dedicated to the acquisition and distribution of content over Helbiz Live, an internally developed app. In June 2023, the Company received communications from LNPB, the main live content provider, notifying that it was terminating early the agreements related to the commercialization and broadcast of the LNPB content. The communications also requested the immediate payment of the invoices overdue amounting to $11.4 million. In February 2024, the Company entered into a Settlement agreement with LNPB. In detail, the main amended term was the full satisfaction of the Company’s obligations under the original agreements in exchange of a payment of $5.4 million, last payment has been made in January 2025. During the year ended December 31, 2024, the Company recorded a gain from extinguishment of debt classified as discontinued operations. in the consolidated statement of operations amounted to $4.8 million.

As mentioned above, on December 31, 2024, we entered into a Stock Purchase Agreement with an entity controlled by our majority shareholder Salvatore Palella. Pursuant to the Agreement, we agreed to the transfer and sale of (i) all of the issued and outstanding shares of our subsidiaries Helbiz Europe Limited and Micromobility.com Italia S.r.l. Helbiz Media is fully owned by Helbiz Europe Limited and will be transferred if the closing conditions set out in the Stock Purchase Agreement are met.

Suppliers

The company has no material suppliers that it relies on for the software and advisory services.

Employees

As of March 31, 2025, we have 27 full-time employees and 2 part-time employees. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees generally are good.

The following table sets out the number of our employees on a full-time basis:

Position	Employees
Management and administration	6
Customer Support	4
Technology/Research & Development	17
Total	27

Material Agreements

In addition to our compensation agreements with management and other material agreements described elsewhere in this annual report, we have entered into the following material agreements under which we still have obligations or rights.

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

On December 8, 2023, we entered into an Assignment and Release Agreement (the “Assignment Agreement”) by and among the holder of the obligations under the Agreement (the “Assignor”) and YA II PN, Ltd. (the “Assignee”). Pursuant to that Assignment Agreement, in exchange for the settlement amount of approximately $3.6 million, the Assignor assigned and conveyed the aggregate principal amount outstanding (the “Principal”) under a loan agreement the Company entered into with the Assignor on March 23, 2021, to the Assignee. In connection with the Assignment Agreement, we also agreed to grant the Assignee conversion rights subject to the outstanding balance of $5.7 million (the “New Principal”), the remaining principal, subject to a conversion price of $1.25 per share of common stock of the Company (the “Conversion Price”). As a result, the Assignee may convert the New Principal in its sole discretion at any time on or prior to maturity at the Conversion Price. We may not convert any portion of the New Principal if such conversion would result in the Assignee beneficially owning more than 4.99% of our then issued common stock, provided that such limitation may be waived by the Assignee with 65 days’ notice.

In December 2024, the Loan and Security Agreement, totaling approximately $6.3 million in principal and accrued interests, were assigned to an entity controlled by our majority shareholder, Salvatore Palella. Refer to next paragraph “Assignment and Release Agreement” for further details As of December 31, 2024, the Company was in default for non-payment under the terms of the Loan and Secured Agreement.

Assignment and Release Agreement

On December 9, 2024, we entered into an Assignment and Release Agreement with YA II PN, Ltd. and Palella Holdings, LLC. Pursuant to that Agreement, we consented to the transfer of all debt that we owed YA II PN, Ltd. from YA II PN Ltd. to Palella Holdings, LLC. Palella Holdings, LLC is a related party as its majority shareholder is Salvatore Palella who until recently was our Chief Executive Officer and one of our directors and who remains as our controlling shareholder. The debt that was transferred pursuant to the Assignment and Release Agreement consisted of (i) approximately $3.4 million of principal outstanding under a convertible promissory note in the original principal amount of $4 million that was issued pursuant to a Standby Equity Purchase Agreement, dated March 8, 2023, (ii) approximately $5.7 million of principal outstanding owed pursuant to a Loan and Security Agreement, dated as of March 23, 2021 (as amended on December 8, 2023), and (iii) approximately $0.1 million of SEPA fees outstanding.

Acquisition of Wheels Labs, Inc. and sale of Wheels

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

On August 19, 2024, following the strategic decision to suspend the mobility operations in US, the Company sold 100% of the equity interest of Wheels Lab, Inc. (“Wheels”) to a third party. The buyer accepted to assume all the Wheels liabilities in exchange for the Wheels assets.

SEPAs

On March 8, 2023, we entered into a SEPA with Yorkville (the “March SEPA”). Pursuant to the March SEPA, we have the right, but not the obligation, to sell to Yorkville up to $50 million of shares of Class A common stock at our request any time during the commitment period commencing on March 8, 2023 and terminating on the earliest of (i) the first day of the month following the 24-month anniversary of the March SEPA and (ii) the date on which Yorkville shall have made payment of any advances requested pursuant to the March SEPA for shares of our Class A common stock equal to the commitment amount of $50 million. Each sale we request under the March SEPA (an “Advance”) may be for a number of shares of Class A common stock equal to the greater of: (i) an amount equal to 100% of the average daily traded amount of the shares during the five Trading Day immediately preceding the delivery of an Advance Notice, or (ii) 5,000,000 shares of common stock. The shares would be purchased at 95.0% of the Option 1 Market Price, which is the lowest VWAP (the daily volume weighted average price of our Class A common stock for the applicable date on the Nasdaq Capital Market as reported by Bloomberg L.P. during regular trading hours) in each of the three consecutive trading days commencing on the trading day following our submission of an Advance Notice to Yorkville, or 92.0% of the Option 2 Market Price, which is the VWAP during the period commencing upon receipt of such Advance Notice and ending on 4:00 p.m. on such day. An Advance with an Option 2 Market Price can only be selected with the consent of Yorkville.

In addition, subject to the mutual consent of the Company and Yorkville, we were able, from time to time, to request pre-advance loans from Yorkville, in the aggregate not to exceed $50,000,000 and pursuant to the terms and conditions set forth in the March SEPA and the accompanying promissory note attached thereto. Pre-Advance Loans could be repaid with cash (including the proceeds of an Advance) or in shares of Class A common stock if the holder elected to convert the promissory note issued in connection with such Pre-Advance Loan.

In connection with the execution of the March SEPA, we agreed to pay a commitment fee of $0.7 million as consideration for its irrevocable commitment to purchase the shares of Class A common stock upon the terms and subject to the satisfaction of the conditions set forth in the March SEPA.

The SEPA facility was discontinued in November of 2024.

In our fiscal 2024, we drew down approximately $0.6 million in exchange for the issuance of 35,400,000 shares of common stock under the SEPA.

Agreements with Everli S.P.A.

During the year ended December 31, 2024, we entered into three agreements with Everli S.P.A. (“Everli”). Everli was founded in 2014 and offers its grocery delivery service across cities in Europe. It is a related party as our former President and Chief Executive Officer, Salvatore Palella and our majority shareholder, has also majority equity interest in Everli. Two of the three agreements were entered into with our wholly-owned subsidiary, Helbiz Media, (entity fully owned by Helbiz Europe Limited) and the other is an Agreement on Business Cooperation entered into with our wholly-owned subsidiary, Helbiz Doo.

The Agreement on Business Cooperation is an agreement pursuant to which we will provide Everli with (i) software development services and (ii) services for preparing for an initial public offering. Pursuant to the Agreement on Business Cooperation, Everli is to pay us an initial payment of €200 thousands, approximately $220 thousands, within five days of entering into the agreement and a monthly payment of €100 thousands, approximately $110 thousands, subsequently amended to €128 thousands, approximately $140 thousand. This agreement has no fixed term and may be terminated by either party with 30 days’ notice.

On December 31, 2024, we entered into a Stock Purchase Agreement with an entity controlled by our majority shareholder Salvatore Palella. Pursuant to the Agreement, we agreed to the transfer and sale of (i) all of the issued and outstanding shares of our subsidiaries Helbiz Europe Limited (including Helbiz Media) and Micromobility.com Italia S.r.l. As a result the two Agreements entered by Helbiz Media with Everli will be transferred to the new owner if the closing conditions set out in the Stock Purchase Agreement are met.

The Service Supply Agreement concerns Helbiz Media providing design, development, and communication ideas to Everli. Under the terms of the agreement, Everli is to pay us €7.3 million (including VAT), approximately $7.6 million, in exchange for our provision of “supply services for Everli according to the consolidated industry practice, from the design phase of the various work streams to the realization of the proposed solutions shared and approved by the client.”. The Parties are currently negotiating an amendment for extending or renegotiating the Service Supply Agreement which expired on March 1, 2025, considering that not all the agreed services have been provided.

On November 11, 2024, the Company entered into a third agreement with Everli. In detail, Helbiz Media, entered into a Service Agreement for the use of Helbiz Media platform, based on which Helbiz Media grants Everli the exclusive rights to use the platform from December 1, 2024 to November 30, 2029. Under the terms of the service agreement, Everli is to pay the Company €14 million (including VAT), approximately $14.5 million in two years from the signing date. As of December 31, 2024, we do not grant access to the platform to Everli, yet and does not issue any invoices to Everli.

Stock Purchase Agreement

On December 31, 2024, we entered into a Stock Purchase Agreement with an entity controlled by our majority shareholder Salvatore Palella. Pursuant to the Agreement, we agreed to transfer the and sale of (i) all of the issued and outstanding shares of our subsidiaries Helbiz Europe Limited and Micromobility.com Italia S.r.l. and (ii) all rights, title and interest in all Helbiz brands currently owned by MCOM including, but not limited to: (i) the Helbiz platforms, (ii) all intellectual property owned by MCOM including patents and trademarks related to Helbiz and (iii) any trade secrets and related data, as well as any internally produced material by us (including its subsidiaries) in exchange for a sales price of $0.1 million. Prior to the closing of the transaction contemplated by the Agreement, we must transfer the full ownership of Helbiz DOO so that it is a wholly- and directly-owned subsidiary of Micromobility.com Inc. and we must receive the approval of the Supreme Court of the State of New York for the County of New York in the action captioned Bernheim Investment Fund SICAV v. micromobility.com Inc., Index No. 158212/2024 (or another court of competent jurisdiction), or waiver by Bernheim Investment Fund SICAV and Copernicus Holding SA. As of the date hereof, we have not received such approval, and we may never receive such approval.

Loan from Palella Holdings LLC

On January 31, 2024, we issued a note to Palella Holdings LLC, an entity in which our former CEO and major shareholder is the sole shareholder, in exchange for net proceeds of $1 million. Pursuant to the terms of the note, we are to pay Palella Holdings LLC $1 million on an interest free basis on January 31, 2025. The note is convertible into shares of our common stock at a conversion price to be agreed upon between us and Palella Holding LLC at the time of such conversions. During the year ended December 31, 2024, the notes have been amended for increasing the net proceeds for up to $1.6 million. During the year ended December 31, 2024, the Company repaid a portion in cash and $0.7 million by issuing 47,029,465 shares of the Company’s Class A Common Stock.

On December 31, 2024, the Company has approximately $0.2 million as outstanding principal.

ITEM 1A. RISK FACTORS

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

ITEM 2. PROPERTIES

Our headquarters are located at 500 Broome Street, New York, NY.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Common Stock

Our Class A common stock is listed on the on the OTCQB. For a portion of our 2024 fiscal year, it traded on the OTC Pink Sheets. The following table sets forth, for the periods indicated the high and low closing prices of our common stock on the OTCQB or OTC Pink Sheets as reported by Yahoo Finance.

	High Closing Price	Low Closing Price
Fiscal Year 2024 (quarter ended)
December 31, 2024	$0.013	$0.010
September 30, 2024	$0.014	$0.010
June 30, 2024	$0.017	$0.006
March 31, 2024	$0.070	$0.005

The last reported sales price for our shares of common stock on the Nasdaq Capital Market as of April 14, 2025, was $0.005 per share. As of December 31, 2024, we had approximately 96 shareholders of record for our common stock.

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

Nasdaq and OTCQB Compliance

On December 20, 2023, our common stock was delisted from the Nasdaq Capital Market for failure to meet continued listing requirements. We currently trade on the OTCQB but have ceased to remain in compliance with the OTCQB’s requirement that shares of stock traded thereon not trade below $0.01 for more than 30 consecutive days. If we are removed from the OTCQB, our stock will trade on the OTC Pink Sheets. Historically, stock that trades on the OTC Pink Sheets has had a lower volume than a stock that trades on a national securities exchange. We believe that the resulting material adverse consequences include:

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

The following discussion refers to our financial results for the years ended December 31, 2024, December 31, 2023. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refers to micromobility.com, Inc. and its affiliates. Except for per share data and as otherwise indicated, all dollar amounts set out herein are in thousands.

Overview

micromobility.com, Inc. (together with its subsidiaries, “micromobility.com” or the “Company”) was incorporated in the state of Delaware in October 2015 with its headquarters in New York, New York.

During the year ended December 31, 2024, the Company shifted its core business from micromobility and media services to software services. In detail, during 2024 the Company entered into a Service agreement with Everli S.p.A., a related party (an entity controlled by the Company’s major shareholder and former President and Chief Executive Officer), for providing software development services and services for preparing it for an initial public offering.

The Company currently has a strategic footprint with offices in New York and Belgrade.

Recent events – Discontinued operations

The Company was an intra-urban transportation and media company, offering affordable, accessible, and sustainable forms of personal transportation, and providing live and non-live media content. During 2024, the Company decided to drastically reduce, and in some area suspend, its mobility and media operations, both in Italy and the United States of America, due to the high costs and related cash burn.

Following the decision to reduce its mobility and media operations, the Company entered into two Securities Purchase Agreements for selling the mobility and media businesses.

On August 19, 2024, following the indefinite suspension of the mobility business in the United States of America the Company entered into a Securities Purchase Agreement with a third-party, not considered a customer, for selling 100% of the equity interest of Wheels Lab, Inc. (“Wheels”), no closing conditions were included in the Securities Purchase Agreement.

On December 31, 2024, following the decision to reduce the mobility and media operations in Europe, the Company entered into a Stock Purchase Agreement with a related-party, Palella Holdings LLC, (qualified as related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s President and Chief Executive Officer) for selling 100% of the equity interest of Helbiz Europe Limited (excluding Helbiz Doo and including Helbiz Media) and micromobility.com Italia S.r.l. and the rights, title and interests in all Helbiz brands and platforms owned by the Company. The Stock Purchase Agreement is conditioned on: a) the approval of the Supreme Court of the State of New York, involved in the action taken by a Note Holder for an unsecured note in default, or b) receiving a waiver from a Note holder.

Consolidated Results of Continuing Operations

The following tables set forth our results of operations for the periods presented. Percentages presented in the following tables may not sum due to rounding.

Comparison of the Years ended December 31, 2024, and 2023

The following table summarizes our consolidated results of operations for continuing operations for the years ended December 31, 2024, and 2023.

	Year ended December 31,
	2024	2023
Revenue	$1,422	$—
Operating expenses:
Cost of revenue	1,114	—
General and administrative	2,611	17,982
Research and development	—	1,953
Total operating expenses	3,725	19,935

Loss from operations	(2,303)	(19,935)
Total non-operating income (expenses), net	(14)	1,176
Exchange gain (loss), net	(47)	(59)
Income Taxes	—	(57)
Net loss from continuing operations	$(2,364)	$(18,876)

The following table summarizes our consolidated results of operations for discontinued operations for the years ended December 31, 2024, and 2023.

	Year ended December 31,
	2024	2023
Revenue	$1,493	$9,844
Operating expenses:
Cost of revenue	2,227	28,999
General and administrative	1,155	4,934
Research and development	—	486
Sales and marketing	632	2,837
Impairment of Goodwill and Intangible Assets	—	16,660
Write-off leasehold improvements	937	—
Total operating expenses	4,951	53,916

Loss from discontinued operations	(3,458)	(44,072)

Total non-operating income (expenses), net	13,970	893
Net loss from discontinued operations	$10,512	$(43,179)

Revenues

During the year ended December 31, 2024, the Company shifted its core business from micromobility and media services to IT software services. In detail, during 2024 the Company entered into a Service agreement with Everli S.p.A., a related party (an entity controlled by the Company’s major shareholder), for providing software development services. As a result, of the mentioned shift of the core business, the Company recorded media and mobility businesses as discontinued operations.

The following table summarizes our net revenues for continuing and discontinued operations for the years ended December 31, 2024, and 2023.

	Year Ended December 31,
	2024	2023	% Change
IT Services Revenues – Related party	1,422	—	—
Total Revenues from continuing operations – Related Party	$1,422	$—	—

Total Revenues from discontinued operations – Third Party	$1,493	$9,844	(85)%

Revenues from continuing operations

Total Revenues from continuing operations are related to a service agreement entered in 2024 with Everli which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli. The mentioned Service Agreement requiring the Company to provide software development services for Everli. During the year ended December 31, 2024, pursuant to the Agreement and related amendment, the Company recorded revenues for IT services rendered amounting to $1,422.

Revenues from discontinued operations

Total Revenues from discontinued operations decreased by $8,352, or 85%, from $9,844 for the year ended December 31, 2023, to $1,493 for the year ended December 31, 2024. This decrease was primarily due to Company’s decision to exit the mobility and media operations, both in Italy and in the United States of America, due to the high costs and related cash burn.

Cost of Revenues

The following table summarizes our Cost of Revenues for continuing and discontinued operations for the years ended December 31, 2024, and 2023.

	Year Ended December 31,
	2024	2023	% Change
IT Developer Payroll	$1,037	$—	—
Depreciation	59	—	—
Other Cost of revenues	18	—	—
Total - Cost of revenues from continuing operations	1,114	—	—

Total - Cost of revenues from discontinued operations	2,227	28,999	(92)%

Cost of Revenues from continuing operations

Cost of Revenue from continuing operations is mainly related to personnel-related costs amounting to $1,037 which represents 93% of the Total Cost of Revenues from continuing operations, amounting to $1,114. The IT developers employed by the Company are fully involved in the software development activities for Everli.

Cost of Revenues from discontinued operations

Cost of Revenue from discontinued operations is mainly related to media and mobility businesses expenses and showed a decrease of $26,772, or 92%, from $28,999 for the year ended December 31, 2023, to $2,227 for the year ended December 31, 2024. The decrease is in line with the Company strategy to exit these businesses for the high cash burn.

Research and development

The following table summarizes our Research and development costs for continuing and discontinued operations for the years ended December 31, 2024, and 2023.

	Year Ended December 31,
	2024	2023	% Change
Research and development from continuing operations	$—	$1,953	—

Research and development from discontinued operations	—	486	—

Research and development from continuing operations

Research and development from continuing operations is mainly related to personnel-related costs amounting to $1,953 for the year ended December 31, 2023. In detail, these costs were related to employees focused on developing new software and platforms; during the year ended December 31, 2024, these employees have been moved to Everli software development services. As a result, during the year ended December 31, 2024; the costs related to IT personnel have been reclassified to Cost of Revenues from continuing operations.

Research and development from discontinued operations

Cost of Revenue from discontinuing operations was mainly related to personnel-related costs amounting to $486 for the year ended December 31, 2023. In detail, these costs were related to employees hired in the United States of America focused on maintaining the mobility platform.

General and Administrative

The following table summarizes our General and Administrative expenses for continuing and discontinued operations for the years ended December 31, 2024, and 2023.

	Year Ended December 31,
	2024	2023	% Change
Professional services fees	$950	$5,320	(82)%
G&A Payroll	458	5,178	(91)%
Insurances	312	1,843	(83)%
Software	277	874	(68)%
Lease expenses for offices and corporate houses	152	833	(82)%
Amortization, depreciation and loss on disposal	82	174	(53)%
Other Corporate expenses	380	3,759	(90)%
Total – General and administrative from continuing operations	$2,611	$17,982	(85)%

Total – General and administrative from discontinued operations	$1,155	$4,934	(77)%

General and administrative expenses from continuing operations

General and Administrative expenses from continuing operations decreased by $15,371 or 85% from $17,982 for the year ended December 31, 2023, to $2,611 for the year ended December 31, 2024.

The decrease is mainly driven by the following reasons: a) reduction of professional services by $4,371 or 82%, highly impacted by the renegotiation or exit of multiple advisor agreements, b) decrease of D&O insurance costs renegotiated during 2024; c) decrease of workforce, including executives generating a decrease in G&A Payroll of $4,720, or 91%; d) reduction of Software expenses for $597, or 68%, several agreements were terminated without renewals, e) exit from several lease agreements related to offices and corporate houses, not renewed, generating a decrease amounted to $682, or 82%, f) general decrease of corporate expenses following the decision to drastically reduce the Company’s cash burn.

General and administrative expenses from discontinued operations

General and Administrative expenses from discontinued operations decreased by $3,779 or 77% from $4,934 for the year ended December 31, 2023, to $1,155 for the year ended December 31, 2024. The decrease is in line with the Company’s disinvestment of media and mobility businesses and the decision to reduce the cash burn by these operations.

Other operating expenses from discontinued operations

The following table summarizes Other operating expenses for discontinued operations for the years ended December 31, 2024, and 2023.

	Year Ended December 31,
	2024	2023	% Change
Sales and marketing	$632	$2,837	(78)%
Impairment of Goodwill and Intangible Assets	—	16,660	—
Write-off leasehold improvements	937	—	—
Total – Other operating expenses from discontinued operations	$1,569	$19,497	(92)%

Sales and marketing expenses from discontinuing operations decreased by $2,205 or 78%, from $2,837 for the year ended December 31, 2023 to $632 for the year ended December 31, 2024. The decrease is explained by the Company’s strategy to exit the mobility and media businesses, and the related drastically reduction of marketing campaigns.

 The decline in the Company’s market capitalization and the reduction of the mobility operations initiated during the year ended December 31, 2023, were the main impairment indicators. As a result, during the year ended December 31, 2023, the Company identified impairment indicators which indicate that the fair values of Wheels assets were below their carrying values; in detail, the Company recorded $13,826 as impairment of Wheels goodwill and $2,834 as impairment of Intangible assets.

During the year ended December 31, 2024, following the suspension of the mobility business in the United States the Company negotiated the exits from the majority of the lease agreements related to warehouse facilities, including a retail store. In August 2024, the Company entered into a lease assignment agreement with a related party, for the early exit of a retail store in New York. As a result of the aforementioned agreement, the Company assigned all the rights and obligations under the previous lease to the new tenant, which is an entity fully-owned by the Company’s major shareholder. The Company recorded as Other income from discontinued operations a gain of $85 from the early termination of the New York store lease; generated by the derecognition of the Right of Use of Asset, Security deposit and Operating lease liabilities. Additionally, the Company recorded $937 as Write-off leasehold improvements from discontinued operations for the derecognition of leasehold improvements related to the New York store.

Total non-operating income (expense), net from continuing operations

	Year ended December 31,
	2024	2023	% Change

Interest expense, net	$(3,068)	$(5,718)	(46)%
Gain (loss) on extinguishment of financial debts	822	11,405	(93)%
Legal claims - releases	2,250	—	—
SEPA financial income (expenses), net	(102)	(4,215)	(98)%
Other income (expenses), net	84	(296)	(128)%
Total non-operating income (expenses), net from continuing operations	$(14)	$1,176	(101)%

Non-operating income (expense), net, decreased by 101% or $1,190 from an income of $1,176 for the year ended December 31, 2023, to $14 of expenses for the year ended December 31, 2024.

Interest expenses, net

Interest expenses decreased by $2,650, or 46%, from $5,718 for the year ended December 31, 2023, to $3,068 for the year ended December 31, 2024. Such decrease is mainly driven by the overall decrease of the Company’s financial liabilities and the Related-party notes issued on an interest free basis.

Gain (loss) on extinguishment of financial debts

Gain on extinguishment of debt amounted to $822 and $11,405 for the year ended December 31, 2024 and 2023.

The 2024 gains are related to:

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

Legal claims – releases

The Company recorded $2,250 as legal claims releases for the year ended December 31, 2024, the amount was related to a litigation dismissed with a former investor.

SEPA financial income (expenses), net

SEPA financial expenses, net decreased by $4,113, or 98%, from $4,215 for the year ended December 31, 2023, to $102 for the year ended December 31, 2024. Such decrease is mainly driven by the overall decrease of the SEPA usage, highly impacted by the Company’s decreases in market volatility and market price.

Total non-operating income (expense), net from discontinued operations

	Year ended December 31,
	2024	2023	% Change

Interest expense, net	$(617)	$(292)	111%
Gain (loss) on extinguishment of financial debts	—	628	—
Gain (loss) on extinguishment of accounts payable	7,008	—	—
Gain (loss) from Wheels sales	7,596	—	—
Other income (expenses), net	(17)	557	(103)%
Total non-operating income (expenses), net from discontinued operations	$13,970	$893	(1,465)%

Non-operating income (expense), net, increased by 1465% or $13,077 from an income of $893 for the year ended December 31, 2023, to an income of $13,970 for the year ended December 31, 2024. The increase is mainly related to non-recurring items.

Gain (loss) on extinguishment of accounts payable

During the fiscal year ending December 31, 2024, the Company recognized a gain related to the extinguishment of certain outstanding accounts payable, amounting to $7,008. The gain resulted from these extinguishments is mainly related to multiple settlements with vendors, of which LNPB settlement represents $4,852. In detail, the Company derecognized the liabilities or portion of them upon the execution of settlement agreements, or when payments are made or when the Company is legally released from the obligation.

Gain (loss) on extinguishment of accounts payable

In August 2024, the Company sold 100% of the equity interest of Wheels. The transaction price of the sale is represented by the Wheels liabilities assumed by the Buyer, there was no cash consideration or variable consideration in the sales agreement.

The following table summarizes the assets sold and liabilities assumed by the Buyer, generating a gain amounted to $7,596.

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

Liquidity, Capital Resources and Indebtedness

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

As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $397, of which $313 classified as discontinued operations.

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

The following table summarizes our indebtedness as of December 31, 2024.

	December 31, 2024
	Continuing Operations	Discontinued Operations
Related-Party Secured Convertible loan, net*	6,298	—
Related-Party Promissory Note	228	—
Unsecured loans, net	3,854	1,916
Advances from bank	—	11,460
Other financial liabilities	94	—
Total Financial Liabilities, net	10,475	13,376
Of which classified as Current Financial Liabilities, net	10,475	12,662
Of which classified as Non-Current Financial Liabilities, net	—	714

*the convertible debts have been sold to Palella Holdings LLC in December 2024 from YA II PN, Ltd., a financial institution considered a Third-Party.

Our financial liabilities, net increased by 55% or $8,480 from $15,371 for the year ended December 31, 2023, to $23,851 for the year ended December 31, 2024. The increase is mainly explained by the new line of credit recorded as Advances from bank, partially compensated by the repayments occurred during the year 2024.

As of December 31, 2024, the Company is in default for non-payment under the terms of the Secured Convertible loan and the Unsecured loans. In October 30, 2024, the Company received a judgment against it from the Supreme Court of the State of New York for the payment of the full principal, interest and costs and disbursements in connection with the one of unsecured loan for approximately $2,454. The Company is currently identifying and evaluating the alternative paths for facing the judgement and for renegotiating with Palella Holdings LLC and the other unsecured loan holders new re-payment plans.

Securities outstanding as of December 31, 2024

As of December 31, 2024, we had the following outstanding securities:

December 30, 2024
Class A Common Shares	92,214,637
Total Common Shares outstanding	92,214,637

Preferred stock	—
Total Preferred Stock outstanding	—

Warrants	2,641
Stock Option Plans	1,050
Restricted Stocks granted	21
Total Warrants, Restricted Stocks and Stock Options outstanding	3,712

Common Shares and Preferred stocks

As of December 31, 2024, the Company’s charter authorized the issuance of up to 900,000,000 shares of Class A common stock, $0.00001 par value per share, and 100,000,000 shares of preferred stock at $0.00001 par value per share.

Related Party Transactions

2024 Transactions

2024 Stock Purchase Agreement - Palella Holdings LLC

On December 31, 2024, following the decision to exit the mobility and media operations in Europe, the Company entered into a Stock Purchase Agreement with a related-party, Palella Holdings LLC, (qualified as related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s President and Chief Executive Officer) for selling 100% of the equity interest of the European entities, excluding Helbiz Doo (the Serbian entity generating the IT revenues), and the rights, title and interests in all Helbiz brands and platforms owned by the Company. The Stock Purchase Agreement is conditioned on: a) the approval of the Supreme Court of the State of New York, involved in the action taken by a Note Holder for an unsecured note in default, or b) receiving a waiver from a Note holder.

Agreement with Everli S.p.A. – continuing operations

In the first quarter of 2024, the Company entered into a business agreement with Everli S.p.A. (“Everli”) which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli.

Helbiz Doo, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli requiring Helbiz Doo to provide software development services. During the year ended December 31, 2024, pursuant to the Agreement and related amendment, the Company issued invoices amounting to $1,459 the amount have been fully paid during the year, for services rendered during the period in line with the Agreement. The Company recorded $1,422 as IT Services Revenues - Related Party for the year ended December 31, 2024.

Agreements with Everli S.p.A. – discontinuing operations

In the first quarter of 2024, the Company entered into a business agreement with Everli. In detail, Helbiz Media, an Italian subsidiary of micromobility.com, entered into a Service Supply Agreement with Everli requiring Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $7,576 (including VAT).

On November 11, 2024, the Company entered into a service agreement with Everli. In detail, Helbiz Media, entered into a Service Agreement for the use of Helbiz Media platform, based on which Helbiz Media grants Everli the exclusive rights to use the platform from December 1, 2024 to November 30, 2029. Under the terms of the service agreement, Everli is to pay the Company $14,490 (including VAT) in two years from the signing date. As of December 31, 2024, the Company does not grant access to the platform to Everli and does not issue any invoice to Everli.

No Revenues have been recorded in the discontinued operations for these two agreements during the year ended December 31, 2024.

Promissory Notes - Palella Holdings LLC

During the year ended December 31, 2024, Palella Holdings LLC (qualified as related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer), provided to the Company $3,181, on an interest free basis with maturity date January 31, 2025. During the year ended December 31, 2024, the Company repaid $2,248 in cash and $705 by issuing 47,029,465 shares of the Company’s Class A Common Stock.

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

As a result of the above repayment and conversion, on December 31, 2024, the Company has $228 as outstanding principal.

Secured convertible loan - Palella Holdings LLC

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

During the year ended December 31, 2024, YA II PN, Ltd. sold the Secured Loan agreement to Palella Holdings LLC, (qualified as related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer).

As of December 31, 2024, the Company has $6,298 outstanding as principal and accumulated interests, and it was in default for non-payment under the terms of the Secured Loan Agreement. The Company is currently negotiating a new repayment plan with Palella Holdings LLC.

Convertible debt - Palella Holdings LLC

During the year ended December 31, 2024, YA II PN, Ltd. sold a convertible Note to Palella Holdings LLC, (qualified as related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer).

During the year ended December 31, 2024, the Company fully repaid in cash the convertible debt. In detail, a cumulative payment of $122 (of which $116 was principal, and $6 was payment premium) was paid to YA II PN, Ltd. while the remaining $3,619 (of which $3,447 was principal, and $172 was payment premium) was paid to Palella Holdings LLC.

Lease Assignment agreement – Revolving Store Inc

In August 2024, the Company entered into a Lease Assignment agreement with Revolving Store Inc, an entity controlled by Palella Holdings LLC. The Lease Assignment agreement established that Revolving Store Inc. assumes all the rights and obligations related to New York store lease, where the Company was the tenant since March 2023. The early exit from the New York store lease generated a gain for the Company amounted to $85, for the derecognition of the Operating Lease liabilities amounted to $643, partially compensated by the derecognition of the Right of use of Assets and Security deposit for cumulative $559. In detail, the Company had $86 of overdue monthly rents for the period from February 2024 to July 2024, assumed by the new tenant: Revolving Store Inc.

2023 Transactions

Fromer CEO (Salvatore Palella) conversion of deferred salaries

During the year ended December 31, 2023, our majority shareholder and former CEO converted a portion of his deferred salaries, totaling $78, into 87 shares of Class A Common Stock.

Fromer CEO (Salvatore Palella) Purchase of Series B Preferred Stock

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

Conversion of Class B Common Stock

On August 12, 2023, the 1,897 shares of Class B common stock automatically converted into 1,897 shares of Class A common stock. On August 12, 2021, the Company issued the Class B Common Stock to the Company’s former CEO (Salvatore Palella), with the clause of an automatic conversion into Class A Common Stock on the second anniversary of the issuance (August 12, 2023).

Related party shipping

During the year ended December 31, 2023, the Company recorded as Cost of Revenues from discontinued operations $56 for shipping services provided by a related party. The service provider is a Company whose CEO is a parent of Salvatore Palella, Company’s majority shareholder via Palella Holdings LLC and former CEO of micromobility.com.

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

As of December 31, 2024, and 2023, the Company concluded that certain losses on litigation were probable and reasonable estimable; as a result, the Company recorded as Accruals for legal contingencies, included in Legal contingencies; $0 and $3,978 (of which $1,711 were related to Wheels and classified as Liabilities from discontinued operations for the year ended December 31, 2023), respectively.

During the year ended December 31, 2024, the Company was named as a defendant in an action brought in the Supreme Court of New York County, New York, for which a motion for summary judgment was entered into in October 2024 against the Company. The case is captioned Bernheim Investment Fund SICAV, vs. Micromobility.om Inc. The court’s order granting summary judgment awarded the plaintiff for the full amount of principal and interest overdue. The amount is recorded as Short-term financial liabilities in the consolidated financial statement, amounting to $2,454; because it is related to the 2022 unsecured note that the Company issued in July, 2022 in exchange for 2,000 Euro with 6.75% as interest on an annual basis. The Company is currently identifying and evaluating the alternative paths for facing the judgement.

During the year ended December 31, 2024, the Company released an amount previously accrued, $2,250, related to a claim with a former investor who claimed financial losses amounting to $4,000 for breaching contractual obligations. The plaintiff recently withdrawn the claim and the Company released the full amount.

The Company is also involved in certain claims where the losses are not considered to be reasonably estimable or probable; for these claims the range of potential loss is between 0 to $300.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

micromobility.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of micromobility.com, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 , in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audits of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

April 15, 2025

Micromobility.com, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$84	$67
VAT receivables	51	208
Prepaid and other current assets	53	411
Current assets of discontinued operations	1,547	2,342
Total current assets	1,735	3,028
Equipment, net	82	225
Right of use assets	—	12
Other assets	19	109
Non-current assets of discontinued operations	300	3,658
TOTAL ASSETS	$2,136	$7,032

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,792	$2,106
Accrued expenses and other current liabilities	231	425
Accrued legal claims	—	2,267
Deferred revenues – Related Party	35	—
Short term financial liabilities, net	3,949	11,610
Short term financial liabilities, net – Related Party	6,526	—
Current liabilities of discontinued operations	21,915	31,681
Total current Liabilities	34,448	48,089
Finance lease liabilities	—	15
Non-current liabilities of discontinued operations	852	2,730
TOTAL LIABILITIES	35,300	50,834
Commitments and contingencies	Note 9

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.00001 par value; 900,000,000 shares authorized and; 92,214,637 and 8,856,230 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	210,896	210,339
Accumulated other comprehensive loss	(848)	(2,144)
Accumulated deficit	(243,212)	(251,997)
Total Stockholders’ deficit	(33,164)	(43,802)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,136	7,032

The accompanying notes are an integral part of these consolidated financial statements.

Micromobility.com, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue - Related Party	$1,422	$—
Operating expenses:
Cost of revenue	1,114	—
General and administrative	2,611	17,982
Research and development	—	1,953
Total operating expenses	3,725	19,935

Loss from operations	(2,303)	(19,935)

Non-operating income (expenses), net
Interest expense, net	(3,068)	(5,718)
Legal claims - releases	2,250	—
Gain on extinguishment of financial debts	822	11,405
SEPA financial income (expenses), net	(102)	(4,215)
Other income (expenses), net	84	(296)
Total non-operating income (expenses), net	(14)	1,176

Exchange gain (loss), net	(47)	(59)
Income Taxes	—	(58)
Net loss from continuing operations	$(2,364)	$(18,876)
Net income (loss) from discontinued operations	10,512	(43,179)
Net income (loss)	8,148	(62,055)

Basic and diluted Earnings Per Common Share
Net income (loss) from continuing operations per share attributable to common stockholders, basic and diluted	$(0.03)	$(13.05)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	0.15	(29.85)
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.12	$(42.90)
Weighted-average number of shares outstanding used to compute net income or loss per share, basic	67,980,892	1,446,391
Weighted-average number of shares outstanding used to compute net income or loss per share, diluted	68,009,289	1,446,391

Net income (loss)	8,148	(62,055)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	1,296	760

Net income (loss) and comprehensive income	$9,444	$(61,295)

The accompanying notes are an integral part of these consolidated financial statements.

Micromobility.com, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share and per share data which account for two reverse Splits occurred during year ended

December 31, 2023)

	SERIES A – CONVERTIBLE PREFERRED	Class A Common Stock		Class B Common Stock		Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	STOCK	Shares	Amount	Shares	Amount	Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2023 (Retroactive application of the two reverse split ratios 1:50 and 1:150)	$945	21,802	$152,996	1,897	$—	$(189,942)	$(2,904)	(39,850)
Issuance of shares of common stock – for Advance Notices under SEPA	—	8,829,072	54,192	—	—	—	—	54,192
Issuance of shares of common stock – for Conversion of Convertible Notes	—	691	1,296	—	—	—	—	1,296
Issuance of common stock – for Conversion of Series A Convertible Preferred Stocks	(945)	904	945	—	—	—	—	945
Issuance of shares of common stock and warrants – for various operating and investing activities	—	1,089	452	—	—	—	—	452
Share based compensation	—	775	456	—	—	—	—	456
Class B shares of common stock conversion into Class A shares of common stock	—	1,897	—	(1,897)	—	—	—	—
Changes in currency translation adjustment	—	—	—	—	—	—	760	760
Net loss	—	—	—	—	—	(62,055)	—	(62,055)
Balance as of December 31, 2023	$—	8,856,230	$210,339	—	$—	$(251,997)	$(2,144)	$(43,802)

	Class A Common Stock			Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	Shares	Amount		Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2024	8,856,230	$210,339	-	$(251,997)	$(2,144)	(43,802)
Issuance of common shares – for Advance Notices under SEPA	35,400,000	564		—	—	564
Issuance of common shares – for Settlement of financial liabilities	928,942	6		—	—	6
Issuance of common shares – for Conversion of Related Party - Promissory Note	47,029,465	611		—	—	611
Share based compensation	—	(624)		637	—	13
Changes in currency translation adjustment	—	—		—	1,296	1,296
Net income (loss)	—	—	-	8,148	—	8,148
Balance as of December 31, 2024	92,214,637	210,896	-	$(243,212)	$(848)	$(33,164)

The accompanying notes are an integral part of these consolidated financial statements.

Micromobility.com, Inc.

Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

	Years ended December 31,
	2024	2023
Operating activities
Net income (loss)	$8,148	$(62,055)
Net income (loss) from discontinued operations	10,512	(43,179)
Net income (loss) from continuing operations	(2,364)	(18,876)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	128	183
Assets write-offs	13	51
Non-cash interest expenses and amortization of debt discount	2,886	2,345
Amortization of Right-of-use assets	12	362
Share-based compensation	13	456
Gain on extinguishment financial debts	(822)	(11,405)
Gain on extinguishment Account Payables	(99)	—
Release of legal contingencies	(2,250)	—
Other non-cash activities	1	(85)
Changes in operating assets and liabilities:
Deferred Revenues – Related Party	35	—
Prepaid and other assets	590	1,277
Accounts payables	(115)	(989)
Accrued expenses and other current liabilities	(208)	1,709
Net cash used in operating activities from continuing operations	(2,179)	(24,972)
Net cash used in operating activities from discontinued operations	(6,327)	(12,498)
Net cash used in operating activities	(8,506)	(37,470)

Investing activities
Purchase of equipment	(2)	(31)
Net cash used in investing activities from continuing operations	(2)	(31)
Net cash used in investing activities from discontinued operations	(63)	(1,462)
Net cash used in investing activities	(65)	(1,493)

Financing activities
Proceeds from issuance of financial liabilities	64	14,413
Repayment of financial liabilities	(173)	(28,098)
Proceeds from issuance of financial liabilities, due to related party	3,081	—
Repayment of financial liabilities, due to related party	(5,695)	—
Proceeds from sale of Class A common shares, net	564	54,192
Net cash provided by (used in) financing activities from continuing operations	(2,159)	40,507
Net cash provided by (used in) financing activities from discontinued operations	9,641	(2,876)
Net cash provided by financing activities	7,482	37,631

Increase (decrease) in cash and cash equivalents, and restricted cash	(1,089)	(1,333)
Effect of exchange rate changes	1,343	740
Net increase (decrease) in cash and cash equivalents, and restricted cash	254	(593)

Cash and cash equivalents and restricted cash at beginning of period - continuing operations	82	483
Cash and cash equivalents and restricted cash at beginning of period - discontinued operations	61	254
Cash and cash equivalents, and restricted cash, beginning of year	143	737

Cash and cash equivalents, and restricted cash, end of the period	$397	$143

RECONCILIATION OF CASH, CASH EQUIVALENT AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEET
Cash and cash equivalents	397	128
Restricted cash, included in Current and Other assets	—	15

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$298	$3,448
Income taxes, net of refunds	$—	$58

Non-cash investing & financing activities from continuing operations
Issuance of common shares – for Conversion of Related-party Promissory Notes	611	—
Issuance of common shares – for conversion of financial liabilities	6	1,296
Forfeiture of CEO Performance Awards	637	—
Issuance of common shares – for conversion of Series A Preferred Shares	—	945
Issuance of common shares - for Settlement of Payroll Liabilities	—	182
Issuance of common shares - for Settlement of Account payables	—	151
Issuance of warrants - for Settlement of Account payables	—	69

Non-cash investing & financing activities from discontinued operations
Derecognition of Wheels assets	78	—
Derecognition of Wheels liabilities	7,674	—
New Lease agreement	175	849
Issuance of common shares – for purchasing Intangible Assets	—	50
Lease agreements early termination	1,330	1,560

The accompanying notes are an integral part of these consolidated financial statements.

  Micromobility.com, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data which account for two reverse Splits occurred during year ended December 31, 2023)

1. Description of Business and Basis of Presentation

Description of Business

micromobility.com, Inc. (together with its subsidiaries, “micromobility.com” or the “Company”) with its headquarters in New York, New York.

During the year ended December 31, 2024, the Company shifted its core business from micromobility and media services to IT software services. In detail, during 2024 the Company entered into a Service agreement with Everli S.p.A., a related party (an entity controlled by the Company’s major shareholder), for providing software development services.

Discontinued operations

The Company was an intra-urban transportation and media company, offering affordable, accessible, and sustainable forms of personal transportation, and providing live and non-live media content. During 2024, the Company decided to exit the mobility and media operations, both in Italy and the United States of America, due to the high costs and related cash burn.

Following the decision to reduce its mobility and media operations, the Company entered into two Securities Purchase Agreements for selling the mobility and media businesses.

On August 19, 2024 (“Sale Date”), following the indefinite suspension of the mobility business in the United States of America the Company entered into a Securities Purchase Agreement with a third-party, not considered a customer, for selling 100% of the equity interest of Wheels Lab, Inc. (“Wheels”).

On December 31, 2024, following the decision to reduce the mobility and media operations in Europe, the Company entered into a Stock Purchase Agreement with a related-party, Palella Holdings LLC, (qualified as related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer) for selling 100% of the equity interest of Helbiz Europe Limited (excluding Helbiz Doo and including Helbiz Media) and micromobility.com Italia S.r.l. and the rights, title and interests in all Helbiz brands and platforms owned by the Company. The Stock Purchase Agreement is conditioned on: a) the approval of the Supreme Court of the State of New York, involved in the action taken by a Note Holder for an unsecured note in default, or b) receiving a waiver from a Note holder.

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly- owned subsidiaries. All intercompany balances and transactions have been eliminated, including the balances related to the subsidiaries involved in the Stock Purchase Agreement signed on December 31, 2024.

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
F-7

3. Significant Accounting Policies and Use of Estimates

Use of Estimates

The preparation of financial statements in conformity with US GAAP generally requires management to make estimates and assumptions that affect the reported amount of certain assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Specific accounts that require management estimates include warrant and financial instruments, purchase price allocation for business combinations, useful lives of intangible assets, property and equipment and valuation allowance for deferred income taxes.

Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Discontinued Operations

 The Company records discontinued operations when the disposal of a separately identified business unit constitutes a strategic shift in the Company’s operations, as defined in ASC Topic 205-20, Discontinued Operations (“ASC Topic 205-20”). A strategic shift typically includes the disposal of a major geographic area, a major line of business, or a significant equity investment.

When a business unit is classified as discontinued, the Company reports the results of operations, including any gain or loss on disposal, net of tax, separately from continuing operations in the consolidated statements of operations for both current and prior periods presented. Assets and liabilities associated with the discontinued operations are also presented separately in the consolidated balance sheets.

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer, Gian Luca Spriano, is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

For the year ended December 31, 2024, the Company has determined to have operated in one operating segment, IT services with revenues generated in Europe.

Revenue Recognition – continuing operations

The Company accounts for its revenue transactions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). In accordance with ASC Topic 606, the Company recognizes revenues when its customers obtain control of its product for an amount that reflects the consideration it expects to receive from its customers in exchange for that product. To determine revenue recognition for contracts that are determined to be in scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when such performance obligation is satisfied.
F-8

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of U.S. GAAP, which requires compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period. The fair value of stock-based awards, granted or modified, is determined on the grant date at fair value, using appropriate valuation techniques. The Company accounts for forfeitures when they occur. In the event of a forfeiture of an unvested award, the previously recognized compensation expense related to that award is reversed in the period of forfeiture. Such reversals are recorded as a reduction to stock-based compensation expense within the consolidated statements of operations, with a corresponding decrease to additional paid-in capital. If the forfeiture relates to awards granted in prior periods that are now closed, the reversal is recorded as an adjustment to accumulated deficit.

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

Cash and Cash Equivalents

The Company maintains cash in bank deposits in different currencies, mainly the U.S. Dollar, Euro and Serbian Dinar.

Foreign Currency

The Company has operations in foreign countries whose functional currency is the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate applicable during the period. Translation gains and losses are included as a component of accumulated other comprehensive loss in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in Exchange gain (loss), net in the accompanying consolidated statements of operations and comprehensive loss when incurred.

Equipment

Equipment consists of computers and software, furniture and fixtures, and IT equipment leased under finance lease. Equipment is stated at cost less accumulated depreciation. Depreciation is computed using a straight-line method over the estimated useful life of the related asset. Depreciation for equipment commences once they are ready for our intended use. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.

The table below, shows the useful lives for the depreciation calculation using the straight-line method:

Useful life
Computers and Software	3 years
Furniture and fixtures	7 years

Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the lease, or the useful life of the assets.
F-9

Financial Liabilities

The Company accounts for Financial Liabilities between Current and Non-current liabilities based on the re-payment terms and conditions.

At the issuance of each financial instrument the Company evaluates the presence of: embedded derivatives, other instruments issued in conjunction of the financial transactions such as warrants. In case the Company identified more than one financial instrument or embedded derivatives, the Company allocates the gross proceeds, at issuance date. For subsequent measurement of bifurcated embedded derivatives and warrants classified as liability the Company followed the applicable authoritative guidance which required subsequent adjustments of the instruments at fair value with impact on the Consolidated Statement of Operations.

Income Taxes

Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The Company periodically reviews the recoverability of deferred tax assets recorded on the consolidated balance sheet and provides valuation allowances as deemed necessary to reduce such deferred tax assets to the amount that will, more likely than not, be realized. A full valuation allowance was recorded against the deferred tax assets as of December 31, 2024, and 2023.

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

The Company’s policy is to recognize interest and penalty expenses associated with uncertain tax positions as a component of income tax expense in the Consolidated statements of operations and comprehensive loss. As of December 31, 2024, and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share is computed by dividing the income (loss) by the weighted-average number of shares of common stock outstanding during the period. The diluted income (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period, unless the cumulative impact is anti-dilutive. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, because potentially dilutive common stock are not assumed to have been issued if their effect is anti-dilutive.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on our disclosure.
F-10

4. Discontinued Operations – Mobility and Media businesses

 During the year ended December 31, 2024, the Company decided to indefinitely suspend the mobility operations in the United States of America and to sell the mobility and media operations in Italy, due to the high costs connected and the Company’s strategy to reduce the operating cash burn.

On August 19, 2024 (“Sale date”), following the aforementioned decision to suspend the mobility operations in US, the Company sold 100% of the equity interest of Wheels to a third party not considered a Company’s customer (“Buyer”). Wheels assets, liabilities and results of operations represented a material portion of the mobility business in the United States.

On December 31, 2024, following the decision to exit the mobility and media operations in Europe, the Company entered into a Stock Purchase Agreement with a related-party, Palella Holdings LLC, (qualified as related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer) for selling 100% of the equity interest of the European entities (which includes Helbiz Media and all the European mobility operations), excluding Helbiz Serbia (the entity generating the IT revenues), and the rights, title and interests in all Helbiz brands and platforms owned by the Company. The Stock Purchase Agreement is conditioned on: a) the approval of the Supreme Court of the State of New York, involved in the action taken by a Note Holder for an unsecured note in default, or b) receiving a waiver from a Note holder.

In connection with the suspension of the mobility business in the United States, the sale of Wheels assets and the expected sales of the European entities, the Company concluded that the assets, liabilities and results of operations of the Mobility and Media businesses met the criteria for classification as discontinued operations. As a result, the Company has presented the results of operations, cash flows and financial position of the mobility and media businesses in the United States of America as discontinued operations in the accompanying consolidated financial statements and notes for all periods presented.

The following table presents the assets and liabilities of mobility and media businesses, classified as Discontinued Operations:

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$313	$61
Accounts receivables	414	704
VAT receivables	653	720
Prepaid and other current assets	167	857
Total current assets	1,547	2,342
Property, equipment and deposits, net	14	2,210
Right of use assets	153	1,168
Other assets	133	280
TOTAL ASSETS	$1,847	$6,000

LIABILITIES
Current liabilities:
Accounts payable	$4,500	$20,886
Accrued expenses and other current liabilities	3,203	5,607
Legal contingencies	—	1,711
Deferred revenues	785	1,558
Deferred revenues – Related Party	765	—
Short term financial liabilities, net	12,662	1,919
Total current Liabilities	21,915	31,681
Non-current financial liabilities, net	714	1,842
Other non-current liabilities	138	888
TOTAL LIABILITIES	22,767	34,411

F-11

The following table presents the results of operations for the years ended December 31, 2024, and 2023 for the mobility and media business, classified as Discontinued Operations:

	Years Ended December 31,
	2024	2023
Revenues	$1,493	$9,844
Operating expenses:
Cost of revenues	2,227	28,999
General and administrative	1,155	4,934
Research and development	—	486
Sales and marketing	632	2,837
Impairment of Goodwill and Intangible Assets	—	16,660
Write-off leasehold improvements	937	—
Total operating expenses	4,951	53,916

Loss from discontinued operations	(3,458)	(44,072)

Gain (loss) on extinguishment of AP	7,008	628
Interest expenses, net	(617)	(292)
Other income (expenses), net	(17)	557
Gain from Wheels sales	7,596	—
Net income (loss) from discontinued operations	10,512	(43,179)

Amortization, Depreciation, Write-offs and Impairment from discontinued operations

The following table summarizes the write-offs, depreciation, amortization and impairment related to discontinued operations recorded in the consolidated statement of operations for the years ended on December 31, 2024, and 2023.

	Years Ended December 31,
	2024	2023
Amortization and Depreciation recorded as Cost of revenues	$463	$4,804
Write-offs of fixed assets recorded as Cost of revenues	76	3,111
Write-off leasehold improvements	937	—
Impairment of Goodwill	—	13,826
Impairment of Intangible Assets	—	2,857
Amortization and Depreciation recorded as General & administrative	773	496
Total impairments, write-offs, amortization and depreciation expenses related to assets recorded as discontinued operations	2,248	25,094

2024 Write-off leasehold improvements

During the year ended December 31, 2024, following the suspension of the mobility business in the United States the Company negotiated the exits from the majority of the lease agreements related to warehouse facilities, including a retail store.

In August 2024, the Company entered into a lease assignment agreement with a related party, for the early exit of a retail store in New York. As a result of the aforementioned agreement, the Company assigned all the rights and obligations under the previous lease to the new tenant, which is an entity fully-owned by the Company’s major shareholder. The Company recorded as Other income from discontinued operations a gain of $85 from the early termination of the New York store lease; generated by the derecognition of the Right of Use of Asset, Security deposit and Operating lease liabilities. Additionally, the Company recorded $937 as Write-off leasehold improvements from discontinued operations for the derecognition of leasehold improvements related to the New York store. For more details regarding the new tenant refer to paragraph Related party.
F-12

2023 Impairments and write-offs

During the year ended December 31, 2023, the Company identified impairment indicators which indicate that the fair values of Mobility assets were below their carrying values. The decline in the Company’s market capitalization was the main impairment indicator. The Company completed a quantitative impairment test for the Mobility reporting unit, comparing the estimated fair value of the reporting unit to its carrying value, including goodwill and intangible assets. As a result, the Company impaired the net carrying value of Goodwill related to Wheels Lab Inc. business combination amounted to $13,826 and Intangible assets of $2,857 related to United States Mobility operations, which are included within Impairment of Intangible Assets in the consolidated statements of operations, classified as discontinued operations.

During the year ended December 31, 2023, the Company also recorded $3,111 as Cost of Revenues for write-offs of which $3,010 were related to write offs of vehicle deposits. In detail, the Company early terminated two supply agreements with an E-scooter manufacturer and an E-mopeds manufacturer for vehicles that were expected to be deployed in the United States of America and Italy, respectively and fully lost the deposits paid in prior period.

Gain on extinguishment of Accounts Payable

During the fiscal year ending December 31, 2024, the Company recognized a gain related to the extinguishment of certain outstanding accounts payable, amounting to $7,008. The gain resulted from these extinguishments is mainly related to multiple settlements with vendors, of which LNPB settlement represents $4,852. LNPB Settlement agreement entered in February 2024, amended the original Company’s obligation to pay overdue invoices amounting to $11.4 million in exchange of payments amounting to $5.4 million, last payment has been made in January 2025. In detail, the Company derecognized the liabilities or portion of them upon the execution of settlement agreements, or when payments are made or when the Company is legally released from the obligation. The gain was recorded in the consolidated statement of operations as Gain (loss) on extinguishment of AP from discontinued operations.

Sales of Wheels

On August 19, 2024 (“Sale date”), the Company sold 100% of the equity interest of Wheels Lab, Inc. (“Wheels”) to a third party not considered a Company’s customer (“Buyer”). The transaction price of the sale is represented by the Wheels liabilities assumed by the Buyer, there was no cash consideration or variable consideration in the sales agreement. Wheels was an entity operating in the mobility business environment with electric vehicles in the United States; as a result, Wheels assets, liabilities and result of operations (including the gain from the sale) are included in the discontinued operations for the period presented.

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

Sales of European entities

On December 31, 2024, following the decision to exit the mobility and media operations in Europe, the Company entered into a Stock Purchase Agreement with a related-party, Palella Holdings LLC, (qualified as related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer) for selling 100% of the equity interest of the European entities (which includes Helbiz Media and all the European mobility operations), excluding Helbiz Serbia (the entity generating the IT revenues), and the rights, title and interests in all Helbiz brands and platforms owned by the Company. The Stock Purchase Agreement is conditioned on: a) the approval of the Supreme Court of the State of New York, involved in the action taken by a Note Holder for an unsecured note in default, or b) receiving a waiver from a Note holder.

F-13

Financial liabilities

	December 31, 2024	December 31, 2023
Unsecured loans, net	1,916	3,156
Advances from bank	11,460	—
Other financial liabilities	—	605
Total Financial Liabilities, net	13,376	3,761
Of which classified as Current Financial Liabilities, net	12,662	1,919
Of which classified as Non-Current Financial Liabilities, net	714	1,842

Unsecured loans

Unsecured loans amounting to $1,916 as of December 31, 2024, is composed of multiple loans: a) $1,567 of a long-term bank loan obtained in 2020 through one of the Company’s wholly-owned Italian subsidiaries, and b) $350 long-term bank loans in default for non-payments under the original terms; the Company inherited these loans from the business combination with MiMoto.

Advances from bank

During the year ended December 31, 2024, Helbiz Media, an Italian subsidiary of micromobility.com (fully owned by Helbiz Europe Limited) entered into a Service Supply agreement and into a Service agreement with Everli.

The Service Supply Agreement requires Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $7,576 (including VAT).

The Service Agreement is related to the use of Helbiz Media platform; in detail Helbiz Media grants Everli the exclusive rights to use the platform from December 1, 2024 to November 30, 2029. Under the terms of the service agreement, Everli is to pay the Company $14,490 (including VAT) in two years from the signing date.

In connection with the two aforementioned agreements, the Company has entered into a financing arrangement with a banking institution whereby the Company receives advances, amounting to $11,561. These advances are secured solely by the underlying Everli receivables expected from the two service agreements.

During the year ended December 31, 2024, the Company recorded $420 as Interest expenses from discontinued operations in the consolidated statement of operations. As of December 31, 2024, the Company has $11,460 outstanding as principal and accrued interests, taking into consideration the repayments made by Everli.

5. Revenue Recognition

The table below shows the revenues breakdown for the years ended on December 31, 2024, and 2023.

	Years Ended December 31,
	2024	2023
IT Services Revenues – Related party	$1,422	$—
Total Revenues from continuing operations – Related Party	$1,422	$—

Total Revenues from discontinued operations – Third Party	$1,493	$9,844

During the year ended December 31, 2024, the Company entered into a service agreement with Everli which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli. Helbiz Doo, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli requiring the Company to provide software development services. During the year ended December 31, 2024, pursuant to the Agreement and related amendment, the Company recorded revenues for IT services rendered amounting to $1,422.

6. Equipment, net

Equipment, net consists of the following:

	December 31,	December 31,
	2024	2023
Furniture and fixtures	$106	$396
R&D equipment	177	177
Computers and software	175	187
Total equipment, gross	458	760
Less: accumulated depreciation	(376)	(535)
Total equipment, net from continuing operations	$82	$225

Total equipment, net from discontinued operations	14	2,210

The following table summarizes the loss on disposal and depreciation expenses recorded in the consolidated statement of operations from continuing operations for the years ended on December 31, 2024, and 2023.

	Years Ended December 31,
	2024	2023
Cost of revenues	$59	$—
Research & Development	—	59
General & administrative	82	174
Total depreciation and loss on disposal expenses related to assets recorded for continuing operations	$141	$233

F-14

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following.

	December 31,	December 31,
	2024	2023
Payroll liabilities	$125	$206
Finance lease liabilities	70	61
Accrued expenses	36	158
Total accrued expenses and other current liabilities related to continuing operations	$231	$425

8. Current and Non-current financial liabilities, net

The Company's Financial liabilities consisted of the following.

	Weighted Average Interest Rate	Maturity Date	December 31, 2024	December 31, 2023
Related-Party Secured Convertible loan, net*	9%	In default	6,298	3,764
Related-Party Convertible debts, net*	N/A	N/A	—	3,217
Related-Party Promissory Note	0%	2025	228	—
Third-Party Unsecured loans, net	N/A	In default	3,854	4,561
Third-Party Other financial liabilities	N/A	Various	94	67
Total Current Financial Liabilities, net from continuing operations			10,475	11,610

*	the convertible debts have been sold to Palella Holdings LLC in December 2024 from YA II PN, Ltd., a financial institution considered a Third-Party.

The table below shows the amounts recorded as Interest expense, net from continuing operations on the statements of operations for the years ended on December 31, 2024, and 2023.

	Years Ended December 31,
	2024	2023
Convertible debts	$524	$3,144
Secured Convertible loan	2,534	2,117
Unsecured loans	6	457
Other interest (income) expenses	4	—
Total Interest expenses, net	$3,068	$5,718

Related-Party Secured convertible loan

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

On December 9, 2024, YA II PN, Ltd. sold the Secured Loan agreement to Palella Holdings LLC, which is qualified as a related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer.

As of December 31, 2024, the Company has $6,298 outstanding as principal and accrued interests. In detail, the Company was in default for non-payment under the terms of the Secured Loan Agreement.

Related-Party Convertible debt

On November 13, 2023, the Company issued a Convertible note to YA II PN, Ltd. (the “Note holder”). The convertible note has a principal amount of $4,000, with 15% issuance discount, 5% as annum interest rate, 15% as annum default interest rate and December 31, 2024, as amended maturity date. The debt was convertible into shares of the Company’s Class A common stock at the option of the Note Holder, who could convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of Common Stock in accordance with the Conversion Price defined as $37.50.

On December 9, 2024, YA II PN, Ltd. sold the Convertible Note to Palella Holdings LLC, which is qualified as a related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer.

During the year ended December 31, 2024, the Company fully repaid in cash the convertible debt. In detail, a cumulative payment of $122 (of which $116 was principal, and $6 was payment premium) was paid to YA II PN, Ltd. while the remaining $3,619 (of which $3,447 was principal, and $172 was payment premium) was paid to the new creditor.
F-15

Related-Party Promissory Notes

During the year ended December 31, 2024, Palella Holdings LLC, which is qualified as a related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer, provided to the Company $3,181, on an interest free basis with maturity date January 31, 2025.

During the year ended December 31, 2024, the Company repaid $2,248 in cash and $705 by issuing 47,029,465 shares of the Company’s Class A Common Stock. In detail, on June 10, 2024, the Company and Palella Holdings LLC agreed to convert a portion of the Promissory Note amounting to $705 into 47,029,465 shares of the Company’s Class A Common Stock using a conversion price of $0.015, the Company recorded a gain of $94 using the closing market price on the issuance date. The conversion price applied for the aforementioned issuance is not applicable for further conversions.

As a result of the above repayment and conversion, on December 31, 2024, the Company has $228 as outstanding principal.

Unsecured loans

2022 unsecured note

On July 15, 2022, the Company issued an Unsecured Note to an investor in exchange for 2,000 Euro (approximately $2,210) with 6.75% as interest on an annual basis. In March 2024, the Company entered into a Settlement Agreement with the Note holder pursuant to which the Company’s obligations under the original agreements, amounting to $2,381 (2,202 Euro), would be satisfied in exchange of a payment of $1,102 (995 Euro), to be paid by June 30, 2024.

As a result on December 31, 2024, the Company has $2,454 as outstanding principal and accrued interest recorded as Short-term financial liabilities. In detail, the Company was in default for non-payment under the terms of the Settlement Agreement. On October 30, 2024, the Company received a judgment against it from the Supreme Court of the State of New York for the payment of the full principal, interest and costs and disbursements in connection with the 2022 unsecured note that the Company issued to a third-party to an investor on July 15, 2022 in exchange for 2,000 Euro (approximately $2,070, using December 31, 2024 exchange rate) with 6.75% as interest on an annual basis. The Company is currently identifying and evaluating the alternative paths for facing the judgement.

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

As of December 31, 2024, the Company has $1,400 outstanding as principal and accrued interests. In detail, the Company was in default for non-payment under the terms of the Loan Amendment. The Company is currently negotiating with the holders of the debts for and evaluating the alternative paths for facing the judgement.

F-16

9. Commitments and Contingencies

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

As of December 31, 2024, and 2023, the Company concluded that certain losses on litigation were probable and reasonable estimable; as a result, the Company recorded as Accruals for legal contingencies, included in Legal contingencies; $0 and $3,978 (of which $1,711 were related to Wheels and classified as Liabilities from discontinued operations for the year ended December 31, 2023), respectively.

During the year ended December 31, 2024, the Company was named as a defendant in an action brought in the Supreme Court of New York County, New York, for which a motion for summary judgment was entered into in October 2024 against the Company. The case is captioned Bernheim Investment Fund SICAV, vs. Micromobility.om Inc. The court’s order granting summary judgment awarded the plaintiff for the full amount of principal and interest overdue. The amount is recorded as Short-term financial liabilities in the consolidated financial statement, amounting to $2,454; because it is related to the 2022 unsecured note that the Company issued in July, 2022 in exchange for 2,000 Euro with 6.75% as interest on an annual basis. The Company is currently identifying and evaluating the alternative paths for facing the judgement.

During the year ended December 31, 2024, the Company released an amount previously accrued, $2,250, related to a claim with a former investor who claimed financial losses amounting to $4,000 for breaching contractual obligations. The plaintiff recently withdrawn the claim and the Company released the full amount.

The Company is also involved in certain claims where the losses are not considered to be reasonably estimable or probable; for these claims the range of potential loss is between 0 to $300.

10. Common Stock

As of December 31, 2024, the Company’s charter authorized the issuance of up to 900,000,000 shares of common stock of common stock at $0.00001 par value per share, and 100,000,000 shares of preferred stock at $0.00001 par value per share.
F-17

11. Warrants

As of December 31, 2024, and 2023, the Company has 2,640 outstanding warrants.

The tables below show the warrant roll-forward from January 1, 2023, to December 31, 2023, and from January 1, 2024, to the year ended December 31, 2024.

	Options Outstanding, number of shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)
As of January 1, 2023	1,578	$75,161	3.70
Issued	1,062	$174	—
Exercised	—	—	—
As of December 31, 2023	2,640	$44,995	3.35
Issued	—	—	—
Exercised	—	—	—
As of December 31, 2024	2,640	$44,995	2.35

12. Standby Equity Purchase Agreements

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

As a result of the above classification of the 2023 SEPAs, at inception the Company expensed as SEPA’s transactions costs, the legal and commitment fees that exceeded the fair value of the purchased put options. The settlements of forward contracts initiated by the Company were recorded as other SEPA financial income (expense), net.

The table below presents the impact on the consolidated statement of operations related to the 2023 SEPAs for the years ended December 31, 2024, and 2023, classified as continuing operations.

	Years Ended December 31,
	2024	2023
SEPAs transaction costs	$—	$1,611
Other SEPA financial income (expenses), net	102	2,604
Total SEPA financial income (expenses), net	$102	$4,215

During the year ended December 31, 2024, and 2023, the Company delivered multiple advance notices for the sale of 35,400,000 and 8,829,072 shares of Class A Common Stock, resulting in cumulative gross proceeds of $564 and $54,192, respectively.
F-18

13. Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net income (loss) per share for continuing and discontinued operations.

	Years Ended December 31,
	2024	2023
Net (loss) from continuing operations	$(2,364)	$(18,876)
Weighted-average number of shares outstanding used to compute net income or loss per share, basic and diluted	67,980,892	1,446,391
Net (loss) per share from continuing operations attributable to common stockholders, basic and diluted	$(0.03)	$(13.05)

	Years Ended December 31,
	2024	2023
Net income (loss) from discontinued operations	$10,512	$(43,179)
Weighted-average number of shares outstanding used to compute net income or loss per share, basic	67,980,892	1,446,391
Net (loss) per share from discontinued operations attributable to common stockholders, basic	$0.15	$(29.85)

	Years Ended December 31,
	2024	2023
Net income (loss) from discontinued operations	$10,512	$(43,179)
Weighted-average number of shares outstanding used to compute net income or loss per share, diluted	68,009,289	1,446,391
Net (loss) per share from discontinued operations attributable to common stockholders, diluted	$0.15	$(29.85)

Dilutive outstanding shares

The following potentially dilutive outstanding shares were excluded from the computation of basic and diluted net income (loss) per share for the years ended December 31, 2024, and 2023 because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

	Years ended December 31,
	2024	2023
Equity Incentive Plan - Common Stock Purchase Option	970	1,062
Convertible Notes	5,038,519	4,722,862
Common Stocks to be issued for Conversion of Wheels unsecured debt	—	928,942
Common Stocks to be issued outside equity incentive Plans	28,397	28,397
Common Stock Purchase Warrants	2,640	2,640
Total number of Common Shares not included in the EPS Basic	5,070,526	5,683,903
Total number of Common Shares not included in the EPS Diluted	5,042,129	5,683,903

The Company included 28,397 Common Shares in the calculation of the diluted Earnings Per Shares for the year ended December 31, 2024, mainly related to legal services rendered in previous periods.

F-19

14. Segment and geographic information

The Company reports as one reporting segment related to software development services. Our CEO, who is our Chief Operating Decision Maker (“CODM”) assesses performance of our reporting segment and decides how to allocate resources based on consolidated net loss from operations that is also reported on the consolidated statement of operations as consolidated net loss from operations for continuing operations. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets from continuing operations. We do not have separate business units or segment managers or vertical leaders who report to CODM with respect to operations, operating results or planning for levels or components below the total Company level. Our reporting segment is strictly related to a Service Agreement with a related party, Everli S.p.A. for providing software development services.

Our segment operating performance measures are segment Revenue and Operating Expenses. The CODM does not evaluate operating segment using asset information and, accordingly, we do not report asset information by segment. The following table provides information about our segments and a reconciliation of the total segment Revenue and Operating Expenses to loss from operations:

	Year Ended December 31,
	2024	2023
Revenue
IT Services Revenues	$1,422	$—
Total segment revenues	$1,422	$—
Operating expenses:
Cost of revenues
Developer Payroll	(1,037)	—
Depreciation	(59)	—
Other Cost of revenues	(18)	—
Total Cost of revenues	$(1,114)	$—
General and administrative
Professional services fees	(950)	(5,320)
G&A Payroll	(458)	(5,178)
Corporate Insurances	(312)	(1,843)
Software	(277)	(874)
Lease expenses for offices and corporate houses	(152)	(833)
Amortization, depreciation and loss on disposal	(82)	(174)
Other Corporate expenses	(380)	(3,760)
Total General and administrative	$(2,611)	$(17,982)

Total Research and development	$—	$(1,953)

Loss from operations	$(2,303)	$(19,935)

Non-operating income (expenses), net
Interest expense, net	(3,068)	(5,718)
Legal claims - releases	2,250	—
Gain on extinguishment of financial debts	822	11,405
SEPA financial income (expenses), net	(102)	(4,215)
Other income (expenses), net	84	(296)
Total non-operating income (expenses), net	$(14)	$1,176
Exchange gain (loss), net	(47)	(59)
Income Taxes	$—	$(58)
Net loss from continuing operations	(2,364)	(18,876)
Net income (loss) from discontinued operations	10,512	(43,179)
Net income (loss)	8,148	(62,055)

Revenue by geography is based on where the software development was generated. The following table set forth revenue by geographic area for the years ended December 31, 2023, and December 31, 2022.

	Year Ended December 31,
	2024	2023
Revenue
Serbia	$1,422	—
Total Revenues	$1,422	$—

F-20

 Long-lived assets, net includes property and equipment, intangible assets, goodwill, and other assets. The following table sets forth long-lived assets, net by geographic area as of December 31, 2024, and December 31, 2023.

	December 31,	December 31,
	2024	2023
Serbia	$52	$85
United States	49	261
Total long-lived assets	$101	$346

15. Income Taxes

The components of loss before income taxes consist of the following.

	December 31,
	2024	2023
United States	$(2,347)	$(18,447)
Foreign	(17)	(371)
Total	$(2,364)	$(18,818)

The components of the provision (benefit) for income taxes consist of the following.

	December 31,
	2024	2023
Current:
Federal	$—	$—
State	—	—
Foreign	—	58
Total	—	58

Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total	—	—

Provision (benefit) for income taxes	$—	58

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows.

	December 31,
	2024	2023
Income tax provision at statutory rate	21%	21%
State income taxes, net of federal benefit	96%	(32)%
Foreign tax differential	0%	(1)%
Stock issuance cost	(1)%	(5)%
Goodwill Impairment	0%	0%
Nondeductible interests	(7)%	(2)%
Net Operating loss true-up	(23)%	0%
Net Operating loss adjustment due to sale of Wheels	—	(137)%
Other adjustments	(1)%	(6)%
Change in valuation allowance	(85)%	162%
Effective tax rate	0.00%	0.00%

The components of the Company’s net deferred tax assets and liabilities are as follows.

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$32,037	$29,777
Accruals and reserves	47	33
Research & development	1,483	1,643
Lease liability	—	184
Stock Compensation	1,602	1,634
Fixed assets	47	7
Intangibles	254	328
Total deferred tax assets	35,470	33,606

Deferred tax liabilities:
Intangibles	—	—
Fixed assets	—	—
Right of use assets	—	(140)
Total deferred tax liabilities	—	(140)

Net deferred tax assets	$35,470	$33,466
Valuation Allowance	(35,470)	(33,466)
Ending Balance	$—	$—

Assessing the realizability of deferred tax assets requires the determination of whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considered all sources of taxable income available to realize deferred tax assets, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. Based on the weight of available evidence, which includes the Company’s historical cumulative net losses, the Company recorded a full valuation allowance. The valuation allowance decreased by $2,004 and increased by $10,410 as of the years ended December 31, 2024, and 2023, respectively.
F-21

As of December 31, 2024, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $112,307 and $159,060, respectively. As of December 31, 2023, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $112,837 and $101,491, respectively. Of the total federal net operating loss carryforwards, $111,752 do not expire, and the remaining carryforwards begin to expire in 2036 if not used prior to that time. The Company has income tax NOL carryforwards related to international operations of approximately $17,125 which do not expire. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Such annual limitation could result in the expiration of net operating losses and credits before their utilization.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2024, and 2023, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2024, and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next year.

The Company is subject to income taxes in the federal, various state and foreign jurisdictions and is generally open for examination from the year ended December 31, 2020, forward.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15.0% corporate minimum tax rate applied to certain large corporations and a 1.0% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

16. Related Party Transactions

2024 Transactions

Stock Purchase Agreement

On December 31, 2024, following the decision to reduce the mobility and media operations in Europe, the Company entered into a Stock Purchase Agreement with a related-party, Palella Holdings LLC, (qualified as related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer) for selling 100% of the equity interest of the European entities (which includes Helbiz Media and all the European mobility operations), excluding Helbiz Doo (the Serbian entity generating the IT revenues), and the rights, title and interests in all Helbiz brands and platforms owned by the Company. The Stock Purchase Agreement is conditioned on: a) the approval of the Supreme Court of the State of New York, involved in the action taken by a Note Holder for an unsecured note in default, or b) receiving a waiver from a Note holder.

Agreements between Helbiz Media and Everli S.p.A.

In the first quarter of 2024, Helbiz Media, (an Italian subsidiary of micromobility.com involved in the Stock Purchase agreement described above), entered into a Service Supply Agreement with Everli S.p.A. (which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli S.p.A.)  requiring Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $7,576 (including VAT).

On November 11, 2024, the Company entered into a service agreement with Everli. In detail, Helbiz Media, entered into a Service Agreement for the use of Helbiz Media platform, based on which Helbiz Media grants Everli the exclusive rights to use the platform from December 1, 2024 to November 30, 2029. Under the terms of the service agreement, Everli is to pay the Company $14,490 (including VAT) in two years from the signing date. As of December 31, 2024, the Company does not grant access to the platform to Everli and does not issue any invoice to Everli.

No Revenues have been recorded in the discontinued operations for these two agreements during the year ended December 31, 2024.

Agreement between Helbiz Doo and Everli S.p.A.

In the first quarter of 2024, Helbiz Doo, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli S.p.A. (which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli S.p.A.)  requiring Helbiz Doo to provide software development services. During the year ended December 31, 2024, pursuant to the Agreement and related amendment, the Company issued invoices amounting to $1,459, the amount have been fully paid during the year. The Company recorded $1,422 as IT Services Revenues - Related Party for the year ended December 31, 2024.
F-22

Related-Party Promissory Notes

During the year ended December 31, 2024, Palella Holdings LLC (qualified as related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer), provided to the Company $3,181, on an interest free basis with maturity date January 31, 2025. During the year ended December 31, 2024, the Company repaid $2,248 in cash and $705 by issuing 47,029,465 shares of the Company’s Class A Common Stock.

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

As a result of the above repayment and conversion, on December 31, 2024, the Company has $228 as outstanding principal.

Related-Party Secured convertible loan

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

During the year ended December 31, 2024, YA II PN, Ltd. sold the Secured Loan agreement to Palella Holdings LLC, (qualified as related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer).

As of December 31, 2024, the Company has $6,298 outstanding as principal and accumulated interests, and it was in default for non-payment under the terms of the Secured Loan Agreement. The Company is currently negotiating a new repayment plan with Palella Holdings LLC.

Related-Party Convertible debt

During the year ended December 31, 2024, YA II PN, Ltd. sold a convertible Note to Palella Holdings LLC, (qualified as related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer).

During the year ended December 31, 2024, the Company fully repaid in cash the convertible debt. In detail, a cumulative payment of $122 (of which $116 was principal, and $6 was payment premium) was paid to YA II PN, Ltd. while the remaining $3,619 (of which $3,447 was principal, and $172 was payment premium) was paid to Palella Holdings LLC.

Lease Assignment agreement

In August 2024, the Company entered into a Lease Assignment agreement with Revolving Store Inc, (which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Revolving Store Inc.). The Lease Assignment agreement established that Revolving Store Inc. assumes all the rights and obligations related to New York store lease, where the Company was the tenant since March 2023. The early exit from the New York store lease generated a gain for the Company amounted to $85 recorded as Other income from discontinued operations, for the derecognition of the Operating Lease liabilities amounted to $643, partially compensated by the derecognition of the Right of use of Assets and Security deposit for cumulative $559. In detail, the Company had $86 of overdue monthly rents for the period from February 2024 to July 2024, assumed by the new tenant: Revolving Store Inc.

2023 Transactions

Fromer CEO (Salvatore Palella) conversion of deferred salaries

During the year ended December 31, 2023, our majority shareholder and former CEO converted a portion of his deferred salaries, totaling $78, into 87 shares of Class A Common Stock.

Fromer CEO (Salvatore Palella) Purchase of Series B Preferred Stock

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
F-23

Conversion of Class B Common Stock

On August 12, 2023, the 1,897 shares of Class B common stock automatically converted into 1,897 shares of Class A common stock. On August 12, 2021, the Company issued the Class B Common Stock to the Company’s former CEO (Salvatore Palella), with the clause of an automatic conversion into Class A Common Stock on the second anniversary of the issuance (August 12, 2023).

Related party shipping

During the year ended December 31, 2023, the Company recorded as Cost of Revenues from discontinued operations $56 for shipping services provided by a related party. The service provider is a Company whose CEO is a parent of Salvatore Palella, Company’s majority shareholder via Palella Holdings LLC and former CEO of micromobility.com.

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

17. Subsequent Events

Convertible Promissory Note

In April 2025, the Company issued a Convertible Promissory Note to YA II PN, Ltd. for $155. The note matures on December 31, 2025, and carries an annualized interest rate of 8% (18% if we are in default under the note). Subject to adjustment, the note is convertible into shares of our common stock at the lower of (i) $1.00 per share or (ii) 95% of the lowest daily volume weighted average price during the 5 consecutive trading days immediately preceding the date of the conversion or other date of determination.

F-24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have not had any disagreements with our accountants or auditors that would need to be disclosed pursuant to Item 304 of Regulation S-K promulgated under the Securities Act of 1933.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on such evaluation, due to a material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Other than the replacement of our Chief Executive Officer, our internal control over financial reporting has not changed during the year ended December 31, 2024 covered by this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth certain information regarding our executive officers as of the date of this annual report.

Name	Age	Position	Held Position Since
Gian Luca Spriano	42	Chief Executive Officer	December 2024
		Chief Financial Officer	December 2023

Gian Luca Spriano, Chief Executive Officer and Chief Financial Officer.   Mr. Spriano has served as our Chief Financial Officer from December 2023. He previously served us as Head of Business Development starting from July 2018. He was focusing on building Helbiz’s brand awareness in Europe, the United States and Canada while simultaneously driving the individual city application initiatives and serving as the point for government relations. He is also involved in other Companies where Mr. Pallela has the majority equity interest, such as Palella Holdings LLC where he served as the Chief Financial Officer and Everli S.p.A. where he served as Chairman.

Prior to joining us, Mr. Spriano worked in the Executive Office of the Secretary General at the UN, collaborating with the Climate Action Team and the Sustainable Development Unit, and directly supporting the Secretary General and his climate change initiatives.

Mr. Spriano received his J.D. in International European Law from the University of Turin and an LLM in International Financial Law.

Our Board of Directors

Our Board of Directors consists of four members, Gian Luca Spriano, Guy Adami, Velco Farina and Lee Stern. Mr. Spriano is our Chairman. Biographical information for Mr. Spriano is provided above under “Executive Officers” in this annual report. Mr. Spriano was appointed to the Board of Directors effective December 9, 2024.

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

Lee Stern, age 71, was appointed to the Board of Directors effective November 27, 2020. Mr. Stern has an accomplished career with over 25 years of providing debt solutions to middle market companies and expertise across multiple industries and as of April 26, 2021, he will join Centre Lane Partners, LLC as a Managing Director. Since April 2021 Mr. Stern has been a managing director of Centre Lane Partners. From 2014 to April 2021, Mr. Stern served as Managing Director of Monroe Capital LLC, responsible for origination of both sponsor and non-sponsor transactions. Prior to Monroe, Mr. Stern was a Managing Director at Levine Leichtman Capital Partners from 2012 to 2013 and was formerly a Director and founding member of Kohlberg Kravis Roberts & Co’s mezzanine debt business from 2009 to 2012. Prior to KKR, Mr. Stern was a Managing Director at Blackstone/GSO Capital Partners from 2005 to 2009, responsible for senior and mezzanine investments. Prior to Blackstone, he was a founding employee of a Nasdaq public company Technology Investment Capital Corp. from 2002 to 2005. From 1985 to 2002, Mr. Stern worked for Drexel Burnham Lambert, Kidder, Peabody & Co., Nomura Securities International, Inc., and Thomas Weisel Partners. Mr. Stern holds a B.A. degree from Middlebury College and an M.B.A. from the Wharton School of the University of Pennsylvania.

Guy Adami, age 59. Mr. Adami was appointed to the Board of Directors effective August 12, 2021. He is an original member of CNBC’s Fast Money. He is currently the Director of Advisor Advocacy at Private Advisor Group in Morristown, New Jersey. Private Advisor Group is comprised of a network of nearly 600 advisors with assets approaching $17B. He has held numerous key leadership roles in the financial services industry. He began his career at Drexel Burnham Lambert in 1986 and was quickly promoted to Vice President and head gold trader at the firm. In 1996, he joined Goldman Sachs as their head gold trader and one of the many proprietary traders within the Fixed Income Currency and Commodity division. In the spring of 2000, Adami joined the U.S. Equities division of Goldman Sachs where he was put in charge of the firm’s Industrial/Basic Material group. Mr. Adami is the Vice Chairman of the NJ Chapter of The Leukemia and Lymphoma Society, who named him their “Man of the Year” in 2015. He also sits on the national board of Invest in Others, and Big Brothers Big Sisters.

Velco Farina, age 51, is an Industrial Engineer with an MBA from SDA Bocconi and UCLA Anderson. Mr. Farina is a senior executive whose career started in management consulting at Bain & Co., Sapient and McKinsey. In 2007 he moved to New York City and the enterprise world at American Express, where he served in multiple roles, from product management to international strategy and innovation and partnerships until 2016. He then became the Chief Operating Officer of Kunai, a scrappy professional service agency, and grew it 10x into the tech engine of Fortune 500 financial institutions that it is today. Next he became the founding Managing Director of the innovation lab for Kaleyra a communication-platform-as-a-service company, recently acquired by Tata Communications. After moving back to Europe, Mr. Farina worked as Amazon Web Services Principal for the Financial Services EMEA market. Currently, Mr. Farina serves on the Board of Directors of Torch Systems and sits on the Strategic Board of DIP Capital.

Mr. Farina earned an MS from Politecnico di Milano, an MBA from SDA Bocconi School of Management at Bocconi University, an MBA from the Anderson School of Management at University of California, Los Angeles, and an edX Honor Code Certificate from Massachusetts Institute of Technology.

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

Role of the Board in Risk Oversight

One of the key functions of the Board is informed oversight of our risk management process. The Board does not have a standing risk management committee but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Our compensation committee also assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements. Our nominating and corporate governance committee monitors the effectiveness of our governance guidelines.

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

Insider Trading Policy

We have not adopted a formal insider trading policy as we currently do not have a trading market with significant volume in terms of value traded and none of our directors or officers owns in excess of $5,000 of our common stock. Nevertheless, we intend to adopt a formal insider trading policy so that if our trading market significantly grows, we will be better prepared to ensure that such insiders comply with industry practice.

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

For the year ended December 31, 2024, our named executive officers (“Named Executive Officers” or “NEOs”) were:

•	Salvatore Palella, Chief Executive Officer (resigned during December 2024); and

•	Gian Luca Spriano, Chief Financial Officer and Chief Executive Officer.

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

Compensation of Directors and Executive Officers

The following table presents information regarding the total compensation (excluding equity based compensation reported) awarded to and earned by our named executive officer for services rendered to us in all capacities for the years indicated.

Name and Principal Position	Year	Salary ($)		Bonus ($)	All other Compensation ($)		Total ($)
Gian Luca Spriano, - Chief Executive Officer and	2024	$47,483	(1)	—	$—		$47,483
Chief Financial Officer	2023	$141,955		$—	$—		$141,955

Salvatore Palella – Former Chief Executive Officer(2)	2024	$40,008	(2)	—	$—		$40,008
	2023	$918,019		$1,125,000	$354,977	(3)	$2,397,996

(1)	On April 1, 2024, we amended his annual salary from $175,000 to $1.
(2)	Mr. Pallela was our Chief Executive Officer until his resignation in December 2024.
(3)	This amount relates to health insurance and housing expenses provided under his employment agreement.

Employment Arrangements with Named Executive Officers

The below sets out our current employment agreements with Named Executive Officers.

Gian Luca Spriano

On December 15, 2023, we entered into an employment agreement with Gian Luca Spriano with no expiration date. Pursuant to the terms and provisions of the agreement: (a) Mr. Spriano is appointed as our Chief Financial Officer and will undertake and perform the duties and responsibilities normally and reasonably associated with such office; (b) we shall pay to Mr. Spriano an annual salary of $175,000.

On April 1, 2024, we amended the annual salary from $175,000 to $1.

On December 9, 2024, Mr. Spriano has been appointed as our Chief Executive Officer (maintaining his Chief Financial Officer position) and Chairman of the Board of Directors.

Outstanding Equity Awards at 2024 Fiscal Year-End for Executive Officers

As of December 31, 2024 there was a minimis number of options (under 10) held by our executive officer, each of which were in over 10,000% in excess of our market price at any time in our last fiscal year.

Director Compensation

During 2024, the independent directors of the Board earned cash compensation as follows: $75,000 as standard compensation plus $10,000 if they served as Chairman of a Company’s Committee, none of the compensation has been paid during the year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 14, 2025, except as set out below, none of:

•	our directors or Named Officer; or
•	all directors and executive officers as a group.

beneficially owned more than 1% of our issued and outstanding shares. Salvatore Palella is the only person known to us to beneficially own more than 1% of our issued and outstanding shares (through his fully owned entity Palella Holdings LLC). As of April 14, 2025, he beneficially owned 47,032,403 shares of common stock of approximately 51% of our issued and outstanding common stock. Mr. Palella was our Chief Executive Officer until his resignation in December 2024.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than employment and other agreements set out elsewhere in this annual report, the following summarizes those of transactions since January 1, 2024 to which we have been a participant in which the amount involved exceeded or will exceed $63,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in the section entitled “Executive Compensation.” Described below are certain other transactions with our directors, executive officers and stockholders.

Assignment and Release Agreement

On December 9, 2024, we entered into an Assignment and Release Agreement with YA II PN, Ltd. and Palella Holdings, LLC. Pursuant to that Agreement, we consented to the transfer of all debt that we owed YA II PN, Ltd. from YA II PN Ltd. to Palella Holdings, LLC. Palella Holdings, LLC is a related party as its majority shareholder is Salvatore Palella who until recently was our Chief Executive Officer and one of our directors and who remains as our controlling shareholder. The debt that was transferred pursuant to the Assignment and Release Agreement consisted of (i) approximately $3,447,000 under a convertible promissory note in the original principal amount of $4,000,000 that was issued pursuant to a Standby Equity Purchase Agreement, dated March 8, 2023, and (ii) approximately $5,750,000 of principal owed pursuant to a Loan and Security Agreement, dated as of March 23, 2021 (as amended on December 8, 2023).

As of December 31, 2024, the Company has $6,298 outstanding as principal and accumulated interests, and it was in default for non-payment under the terms of the Loan and Security Agreement.

During the year ended December 31, 2024, the Company fully repaid in cash the convertible promissory note. In detail, a cumulative payment of $3,619 (of which $3,447 was principal, and $172 was payment premium) was paid to Palella Holdings LLC.

Stock Purchase Agreement

On December 31, 2024, we entered into a Stock Purchase Agreement with an entity controlled by our majority shareholder Salvatore Palella. Pursuant to the Agreement, we agreed to transfer the and sale of (i) all of the issued and outstanding shares of our subsidiaries Helbiz Europe Limited and Micromobility.com Italia S.r.l. and (ii) all rights, title and interest in all Helbiz brands currently owned by MCOM including, but not limited to: (i) the Helbiz platforms, (ii) all intellectual property owned by MCOM including patents and trademarks related to Helbiz and (iii) any trade secrets and related data, as well as any internally produced material by us (including its subsidiaries) in exchange for a sales price of $100,000. Prior to the closing of the transaction contemplated by the Agreement, we must transfer the full ownership of Helbiz DOO so that it is a wholly- and directly-owned subsidiary of Micromobility.com Inc. and we must receive the approval of the Supreme Court of the State of New York for the County of New York in the action captioned Bernheim Investment Fund SICAV v. micromobility.com Inc., Index No. 158212/2024 (or another court of competent jurisdiction), or waiver by Bernheim Investment Fund SICAV and Copernicus Holding SA. As of the date hereof, we have not received such approval, and we may never receive such approval.

Agreement between Helbiz Media and Everli S.p.A.

In the first quarter of 2024, Helbiz Media, (an Italian subsidiary of micromobility.com involved in the Stock Purchase agreement described above), entered into a Service Supply Agreement with Everli S.p.A. (which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli S.p.A.)  requiring Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $7,576 (including VAT). No Revenues have been recorded in the discontinued operations for this agreement during the year ended December 31, 2024, for this Service Supply Agreement.

Agreement between Helbiz Doo and Everli S.p.A.

In the first quarter of 2024, Helbiz Doo, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli S.p.A. (which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli S.p.A.)  requiring Helbiz Doo to provide software development services. During the year ended December 31, 2024, pursuant to the Agreement and related amendment, the Company issued invoices amounting to $1,459, the amount have been fully paid during the year. The Company recorded $1,422 as IT Services Revenues - Related Party for the year ended December 31, 2024.

Related-Party Promissory Notes

During the year ended December 31, 2024, Palella Holdings LLC (qualified as related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer), provided to the Company $3,181, on an interest free basis with maturity date January 31, 2025. During the year ended December 31, 2024, the Company repaid $2,248 in cash and $705 by issuing 47,029,465 shares of the Company’s Class A Common Stock.

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

As a result of the above repayment and conversion, on December 31, 2024, the Company has $228 as outstanding principal.

Lease Assignment agreement

In August 2024, the Company entered into a Lease Assignment agreement with Revolving Store Inc, (which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Revolving Store Inc.). The Lease Assignment agreement established that Revolving Store Inc. assumes all the rights and obligations related to New York store lease, where the Company was the tenant since March 2023. The early exit from the New York store lease generated a gain for the Company amounted to $85 recorded as Other income from discontinued operations, for the derecognition of the Operating Lease liabilities amounted to $643, partially compensated by the derecognition of the Right of use of Assets and Security deposit for cumulative $559. In detail, the Company had $86 of overdue monthly rents for the period from February 2024 to July 2024, assumed by the new tenant: Revolving Store Inc.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2024 and 2023 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2024	2023
Audit fees	$289	$476
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$289	$476

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the review of our interim consolidated financial statements. Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE

The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
2.1	Merger Agreement and Plan of Reorganization dated February 8, 2021 by and among, Helbiz, Inc., Salvatore Palella as Representative of the Shareholders of the Helbiz, Inc., GreenVision Acquisition Corp. and GreenVision Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on February 8, 2021)*
2.2	First Amendment dated April 8, 2021 to Merger Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on April 9, 2021)*
3.1	Amended and Restated Certificate of Incorporation of Helbiz, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 13, 2021)*
3.2	Certificate of Designation for Series A Preferred Stock, dated November 17, 2022 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on November 25, 2022)
3.3	Certificate of Designation of Preferences, Rights, and Limitations of Series B Preferred Stock filed on March 13, 2023 (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed on March 13, 2023)
4.1	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.3 to Helbiz’s registration statement on Form S-1 filed on October 21, 2019)*
4.2	Warrant Agreement between Continental Stock Transfer & Trust Company and Helbiz (incorporated by reference to Exhibit 4.5 to Helbiz’s registration statement on Form S-1 filed on October 21, 2019)*
4.3	Convertible Promissory Note dated as of December 1, 2022 between Helbiz, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed on December 1, 2022)
4.4	Convertible Promissory Note dated as of March 8, 2022, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed on March 13, 2023)
4.5	Convertible Promissory Note dated as of April 14, 2025, between the Company and YA II PN, Ltd.
10.1	Securities Purchase Agreement, dated April 15, 2022, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 15, 2022)*
10.2	Securities Purchase Agreement, dated August 15, 2022, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 15, 2022)*
10.3	Securities Purchase Agreement, dated August 23, 2022, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on August 23, 2022)*
10.4	Agreement and Plan of Merger, dated October 24, 2022, by and among Helbiz, Inc. Helbiz Merger Sub Inc., and Wheels Labs, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 28, 2022)*
10.5	Standby Equity Purchase Agreement, dated October 31, 2022, by and between Helbiz, Inc. and YA II PN, Ltd.(incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on October 31, 2022)*
10.6	Security Agreement, dated November 10, 2022, among YA II PN, Ltd. and the debtors named therein (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on November 14, 2022)*
10.7	Amended and Restated Agreement and Plan of Merger, dated November 18, 2022, by and among Helbiz, Inc. Helbiz Merger Sub Inc., and Wheels Labs, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on November 25, 2022)*
10.8	Amended and Restated Agreement and Plan of Merger, dated November 18, 2022, by and among Helbiz, Inc. Helbiz Merger Sub Inc., and Wheels Labs, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on November 25, 2022)*
10.9	Supplemental Agreement dated as of December 1, 2022 to the Standby Equity Purchase Agreement dated as of October 31, 2022 between Helbiz, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on December 1, 2022)*
10.10	Standby Equity Purchase Agreement, dated January 24, 2023, by and between Helbiz, Inc. and YA II PN, Ltd.(incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on January 17, 2023)*
10.11	Standby Equity Purchase Agreement, dated March 13, 2023, by and between Helbiz, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on March 13, 2023)*
10.12	Convertible Note issued to Palella Holdings LLC on January 31, 2024 (incorporated by reference to Exhibit 10.21 to the Form 10-K filed on April 16, 2024)*
10.13	Service Supply Agreement entered into with Everli S.P.A. (incorporated by reference to Exhibit 10.22 to the Form 10-K filed on April 16, 2024)*
10.14	Business Cooperation Agreement entered into with Everli S.P.A. (incorporated by reference to Exhibit 10.23 to the Form 10-K filed on April 16, 2024)*
10.15	Service Agreement entered into with Everli S.P.A.
10.16	Assignment and Release Agreement, dated December 9, 2024, among the Company, YA II PN, Ltd. and Palella Holdings, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on December 12, 2024)*
10.17	Stock Purchase Agreement, dated December 31, 2024, among micromobility.com Inc., Helbiz Holdings, Inc. and Palella Holdings LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on January 3, 2025)*
21.1	List of subsidiaries of Helbiz, Inc.
24.1	Powers of Attorney (the signature page to this Annual Report)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350*

*       Previously filed and incorporated herein by reference

ITEM 16. FORM 10-K SUMMARY

We have elected not to provide a summary of the information provided in this annual report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

micromobility.com, Inc.

Date: April 15, 2025	By:	/s/ Gian Luca Spriano
	Name:	Gian Luca Spriano
	Title:	Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Gian Luca Spriano	Chief Executive Office, Chief Financial Officer and Chairman of the Board	April 15, 2025
Gian Luca Spriano

/s/ Lee Stern	Director	April 15, 2025
Lee Stern

/s/ Velco Farina	Director	April 15, 2025
Velco Farina

/s/ Guy Adami	Director	April 15, 2025
Guy Adami

