Form 10-Q
period 2025-03-31
micromobility.com Inc.
filed 2025-05-20
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 20, 2025, 92,214,637 shares of common stock, par value $0.00001 per share, were issued and outstanding.

MICROMOBILITY.COM, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Unaudited Financial Statements	1
Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three ended March 31, 2025 and 2024 (unaudited)	2
Condensed Consolidated Statements Changes in Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2025 and 2024 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (unaudited)	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	23
Part III. Signatures	24

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Micromobility.com, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$77	$84
VAT receivables	55	51
Accounts receivables – Related Party	151	—
Prepaid and other current assets	90	53
Current assets of discontinued operations	628	1,547
Total current assets	1,001	1,735
Equipment, net	62	82
Other assets	19	19
Non-current assets of discontinued operations	302	300
TOTAL ASSETS	$1,384	$2,136

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,912	$1,792
Accrued expenses and other current liabilities	364	231
Deferred revenues – Related Party	—	35
Short term financial liabilities, net	3,964	3,949
Short term financial liabilities, net – Related Party	6,648	6,526
Current liabilities of discontinued operations	22,111	21,915
Total current Liabilities	34,999	34,448
Non-current liabilities of discontinued operations	687	852
TOTAL LIABILITIES	35,686	35,300
Commitments and contingencies	Note 8

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding
Common stock, $0.00001 par value; 900,000,000 shares authorized and; 92,214,637 shares issued and outstanding at March 31, 2025 and December 31, 2024	210,896	210,896
Accumulated other comprehensive loss	(1,757)	(848)
Accumulated deficit	(243,441)	(243,212)
Total Stockholders’ deficit	(34,302)	(33,164)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,384	2,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

1

Micromobility.com, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues – Related Party	$477	$127
Operating expenses:
Cost of revenue	323	175
General and administrative	352	1,230
Total operating expenses	675	1,405

Loss from operations	(198)	(1,278)

Non-operating income (expenses), net
Interest expense, net	(179)	(806)
Legal claims - accruals	—	(2,000)
Gain on extinguishment of financial debts	—	728
SEPA financial expenses, net	—	(102)
Other income (expenses), net	(1)	(1)
Total non-operating income (expenses), net	(180)	(2,181)

Exchange gain (loss), net	—	49
Income Taxes	—	—
Net loss from continuing operations	$(378)	$(3,410)
Net income (loss) discontinued operations	149	(1,109)
Net loss	(229)	(4,519)

Basic and diluted Earnings Per Common Share
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	(0.00)	(0.13)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	0.00	(0.04)
Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.17)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	92,214,637	26,632,566

Net loss	(229)	(4,519)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	(909)	577

Net loss and comprehensive loss	$(1,138)	$(3,942)

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

 Micromobility.com, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2025

(in thousands, except share and per share data)

(unaudited)

	Common Stock		Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	Shares	Amount	Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2025	92,214,637	$210,896	$(243,212)	$(848)	(33,164)
Changes in currency translation adjustment	—	—	—	(909)	(909)
Net loss	—	—	(229)	—	(229)
Balance as of March 31, 2025	92,214,637	210,896	$(243,441)	$(1,757)	$(34,302)

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

Micromobility.com, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock Stockholders’ Deficit for the three months ended March 31, 2024

(in thousands, except share and per share data)

(unaudited)

	Common Stock		Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	Shares	Amount	Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2024	8,856,230	$210,339	$(251,997)	$(2,144)	(43,802)
Issuance of common shares – for Advance Notices under SEPA	35,400,000	564	—	—	564
Issuance of common shares – for Settlement of financial liabilities	928,942	6	—	—	6
Share based compensation	—	42	—	—	42
Changes in currency translation adjustment	—	—	—	577	577
Net loss	—	—	(4,519)	—	(4,519)
Balance as of March 31, 2024	45,185,172	210,950	$(256,516)	$(1,567)	$(47,133)

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Micromobility.com, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(unaudited)

	Three months ended March 31,
	2025	2024
Operating activities
Net loss	$(229)	$(4,519)
Net income (loss) from discontinued operations	149	(1,109)
Net loss from continuing operations	(378)	(3,410)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23	34
Non-cash interest expenses and amortization of debt discount	179	799
Amortization of Right-of-use assets	—	5
Share-based compensation	—	42
Gain on extinguishment financial debts	—	(728)
Accruals for legal contingencies	—	2,000
Other non-cash activities	—	2
Changes in operating assets and liabilities:
Deferred Revenues – Related Party	(35)	198
Prepaid and other assets	(41)	158
Accounts receivables – Related Party	(151)	—
Accounts payables	120	(112)
Accrued expenses and other liabilities	133	237
Net cash used in operating activities from continuing operations	(150)	(775)
Net cash provided by (used in) operating activities from discontinued operations	196	(1,129)
Net cash provided by (used in) operating activities	46	(1,904)

Investing activities
Purchase of equipment	(1)	—
Net cash used in investing activities from continuing operations	(1)	—
Net cash used in investing activities from discontinued operations	—	(60)
Net cash used in investing activities	(1)	(60)

Financing activities
Proceeds from issuance of financial liabilities	79	108
Repayment of financial liabilities	(65)	(166)
Proceeds from issuance of financial liabilities, due to related party	234	1,505
Repayment of financial liabilities, due to related party	(291)	—
Proceeds from sale of common shares, net	—	564
Net cash provided by (used in) financing activities from continuing operations	(43)	2,011
Net cash provided by (used in) financing activities from discontinued operations	34	(487)
Net cash provided by (used in) financing activities	(9)	1,524

Increase (decrease) in cash and cash equivalents, and restricted cash	36	(440)
Effect of exchange rate changes	(333)	424
Net change in cash and cash equivalents, and restricted cash	(297)	(16)

Cash and cash equivalents and restricted cash at beginning of period - continuing operations	84	82
Cash and cash equivalents and restricted cash at beginning of period - discontinued operations	313	61
Cash and cash equivalents, and restricted cash, beginning of year	397	143

Cash and cash equivalents, and restricted cash, end of the period	$100	$127

RECONCILIATION OF CASH, CASH EQUIVALENT AND RESTRICTED CASH TO THE CONSOLIDATED BALANCE SHEET
Cash and cash equivalents	100	127
Restricted cash, included in Current and Other assets	—	—

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$35	$73
Income taxes, net of refunds	$—	$—

Non-cash investing & financing activities from continuing operations
Issuance of common shares – for conversion of financial liabilities	—	6

Non-cash investing & financing activities from discontinued operations
Lease agreements early termination	—	286

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

During the year ended December 31, 2024, the Company shifted its core business from micromobility and media services to IT software services. In detail, during 2024 the Company entered into a Service agreement with Everli S.p.A., a related party (an entity controlled by the Company’s major shareholder), for providing software development services, which became its core business.

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

In August 2024, following the indefinite suspension of the mobility business in the United States of America the Company entered into a Securities Purchase Agreement with a third-party, not considered a customer, for selling 100% of the equity interest of Wheels Lab, Inc. (“Wheels”).

On December 31, 2024, following the decision to exit the mobility and media operations in Europe, the Company entered into a Stock Purchase Agreement with a related-party, Palella Holdings LLC, (qualified as a related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer) to sell 100% of the European mobility and media businesses, (excluding Helbiz Doo, the Serbian subsidiary who provides the software development services to Everli) and the rights, title and interests in all Helbiz brands and platforms owned by the Company. The Stock Purchase Agreement is conditioned on: a) the approval of the Supreme Court of the State of New York, involved in the action taken by a Note Holder for an unsecured note in default, or b) receiving a waiver from such Note Holder.

Basis of Presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. These accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

The condensed consolidated balance sheet as of December 31, 2024, included herein was derived from the audited financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of, and for the year ended, December 31, 2024, included in our Annual Report on Form 10-K.

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
6

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures”, which requires companies to provide disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirements became effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard will have on disclosure.

In November 2024, the FASB issued ASU 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. This amendment is effective for annual and interim reporting periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements

4. Discontinued Operations – Mobility and Media businesses

 During the year ended December 31, 2024, the Company decided to indefinitely suspend the mobility operations in the United States of America and to sell the mobility and media operations in Italy, due to the high costs connected and the Company’s strategy to reduce the operating cash burn.

In connection with the suspension of the mobility business in the United States, the sale of Wheels assets and the expected sales of the European entities, the Company concluded that the assets, liabilities and results of operations of the Mobility and Media businesses met the criteria for classification as discontinued operations. As a result, the Company has presented the results of operations, cash flows and financial position of the mobility and media businesses as discontinued operations in the accompanying condensed consolidated financial statements and notes for all periods presented.
7

The following table presents the assets and liabilities of mobility and media businesses, classified as Discontinued Operations as of March 31, 2025, and December 31, 2024.

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$23	$313
Accounts receivables	449	414
VAT receivables	—	653
Prepaid and other current assets	156	167
Total current assets	628	1,547
Property, equipment and deposits, net	13	14
Right of use assets	154	153
Other assets	135	133
TOTAL ASSETS	$930	$1,847

LIABILITIES
Current liabilities:
Accounts payable	$1,897	$4,500
Accrued expenses and other current liabilities	3,342	3,203
VAT payable	711	—
Deferred revenues	465	785
Deferred revenues – Related Party	2,156	765
Short term financial liabilities, net	13,540	12,662
Total current Liabilities	22,111	21,915
Non-current financial liabilities, net	550	714
Other non-current liabilities	137	138
TOTAL LIABILITIES	22,798	22,767

 The following table presents the results of operations for the three months ended March 31, 2025, and 2024 for the mobility and media business, classified as Discontinued Operations:

	Three months ended March 31,
	2025	2024
Revenues	$339	$444
Operating expenses:
Cost of revenues	73	908
Sales and marketing	—	275
General and administrative	59	299
Total operating expenses	132	1,482

Net Income (Loss) from discontinued operations	207	(1,038)

Gain on extinguishment of AP	88	—
Interest expenses, net	(139)	(58)
Other income (expenses), net	(7)	(13)
Net income (loss) from discontinued operations	149	(1,109)

Revenues from discontinued operations

Total Revenues from discontinued operations recorded for the three months ended March 31, 2025, amounting to $339, are fully related to a non-recurring event: the expiration and deletion of the US mobility wallets.

Financial liabilities from discontinued operations

	March 31, 2025	December 31, 2024
Unsecured loans, net	1,774	1,916
Advances from bank	12,316	11,460
Total Financial Liabilities, net	14,090	13,376
Of which classified as Current Financial Liabilities, net	13,540	12,662
Of which classified as Non-Current Financial Liabilities, net	550	714

Unsecured loans

Unsecured loans amounting to $1,774 as of March 31, 2025, is composed of multiple loans: a) $1,406 of a long-term bank loan obtained in 2020 through one of the Company’s wholly-owned Italian subsidiaries, and b) $368 long-term bank loans in default for non-payments under the original terms; the Company inherited these loans from the business combination with MiMoto.

Advances from bank

During the year ended December 31, 2024, Helbiz Media, an Italian subsidiary of micromobility.com (fully owned by Helbiz Europe Limited) entered into a Service Supply agreement and into a Service agreement with Everli. Helbiz Media is one of the European entities expected to be sold to Palella Holdings LLC under the Stock Purchase Agreement entered on December 31, 2024.

The Service Supply Agreement requires Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $7,919 (including VAT).

The Service Agreement is related to the use of Helbiz Media platform; in detail Helbiz Media grants Everli the exclusive rights to use the platform from December 1, 2024 to November 30, 2029. Under the terms of the service agreement, Everli is to pay the Company $15,145 (including VAT) in two years from the signing date.

In connection with the two aforementioned agreements, the Company has entered into a financing arrangement with a banking institution whereby the Company receives advances, amounting to $12,287. These advances are secured solely by the underlying Everli receivables expected from the two service agreements.

During the three months ended March 31, 2025, the Company recorded $106 as Interest expenses from discontinued operations in the condensed consolidated statement of operations. As of March 31, 2025, the Company has $12,316 outstanding as principal and accrued interests, taking into consideration the repayments made by Everli directly to the bank.

 5. Revenues

The table below shows the revenues breakdown for the three months ended on March 31, 2025, and on March 31, 2024.

	Three months ended March 31,
	2025	2024
IT Services Revenues – Related party	$477	$127
Total Revenues from continuing operations – Related Party	$477	$127

During February 2024, Helbiz Doo, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli (a related party) requiring the Company to provide software development services. Helbiz Doo is not involved in the Stock Purchase Agreement entered on December 31, 2024 with Palella Holdings LLC.

During the three months ended March 31, 2025 and 2024, pursuant to the Business Cooperation Agreement and related amendment, the Company recorded revenues for IT services rendered amounting to $477 and $127, respectively.

6. Equipment, net

Equipment, net consists of the following:

	March 31,	December 31,
	2025	2024
Furniture and fixtures	$108	$106
R&D equipment	177	177
Computers and software	184	175
Total equipment, gross	469	458
Less: accumulated depreciation	(407)	(376)
Total equipment, net from continuing operations	$62	$82

The following table summarizes the loss on disposal and depreciation expenses recorded in the consolidated statement of operations from continuing operations for the three months ended on March 31, 2025, and 2024.

	Three months Ended March 31,
	2025	2024
Cost of revenues	$15	$15
General & administrative	9	19
Total depreciation and loss on disposal expenses related to assets recorded for continuing operations	$24	$34

7. Financial liabilities, net

The Company's Financial liabilities from continuing operations consisted of the following.

	Weighted Average Interest Rate	March 31, 2025	December 31, 2024
Related-Party Secured Convertible loan, net*	9%	6,477	6,298
Related-Party Promissory Note	0%	171	228
Third-Party Unsecured loans, net	N/A	3,854	3,854
Third-Party Other financial liabilities	N/A	110	94
Total Current Financial Liabilities, net from continuing operations		10,612	10,475

The table below shows the amounts recorded as Interest expense, net from continuing operations on the condensed statements of operations for the three months ended on March 31, 2025, and March 31, 2024.

	Three months Ended March 31,
	2025	2024
Secured Convertible loan	$(179)	$(668)
Convertible debt	—	(130)
Unsecured loans	—	(6)
Other interest income (expenses)	—	(2)
Total Interest expenses, net	$(179)	$(806)

Related-Party Secured convertible loan

On December 8, 2023, the Company entered into a Secured Loan Agreement with YA II PN, Ltd. The secured loan has a principal amount of $5,750, with 37.5% issuance discount, December 8, 2024, as maturity date, 9.25% as annum interest rate and 13.25% as annum default interest rate, applicable only at the election and request of the lender. The secured loan shall be convertible into shares of the Company’s common stock at the option of the Note Holder, who could convert any portion of the outstanding and unpaid conversion amount into fully paid and nonassessable shares of Common Stock in accordance with the Conversion Price defined as $1.25.

On December 9, 2024, YA II PN, Ltd. sold the Secured Loan agreement to Palella Holdings LLC, which is qualified as a related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer.

The Company was in default for non-payment under the terms of the Secured Loan Agreement. The Company continues to accrue interest based on 9.25% interest rate, considering that Palella Holdings LLC did not request the application of the default interest rate.

As of March 31, 2025, the Company has $6,477 outstanding as principal and accrued interests.

Related-Party Promissory Notes

During the three months ended March 31, 2025, Palella Holdings LLC, which is qualified as a related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer, provided to the Company $234, under the original Promissory Note with maturity date January 31, 2025, and on an interest free basis. Additionally, during the three months ended March 31, 2025, the Company repaid $291.

As a result of the above transactions, on March 31, 2025, the Company has $171 as outstanding principal. Considering the maturity date, January 31, 2025, the Company was in default for non-payment the principal under the terms of the Promissory Note.
10

Unsecured loans

2022 unsecured note

On July 15, 2022, the Company issued an Unsecured Note to an investor in exchange for 2,000 Euro (approximately $2,164, using March 31, 2025 exchange rate) with 6.75% as interest on an annual basis to be paid every three months. The Company was in default for not paying the interests.

On October 30, 2024, the Company received a judgment against it from the Supreme Court of the State of New York for the payment of the full principal, interest and costs and disbursements in connection with the 2022 unsecured note. The Company is currently identifying and evaluating the alternative paths for facing the judgement.

As a result on March 31, 2025, the Company has $2,454 as outstanding principal and accrued interest recorded as Short-term financial liabilities.

Unsecured debts – assumed from previous business combination

As of March 31, 2025, the Company has $1,400 outstanding as principal and accrued interests under unsecured debts. In detail, the Company was in default for non-payment the principal and interests under the terms of the Loan Amendment. The Company is currently negotiating with the holders of the debts a new repayment plan.

8. Commitments and Contingencies

Litigation

The Company is from time to time involved in legal proceedings, claims, and regulatory matters, indirect tax examinations or government inquiries and investigations that may arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages.

The Company records a liability when the Company believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the condensed consolidated financial statements. The Company reviews the developments in contingencies that could affect the amount of the provisions that have been previously recorded. The Company adjusts provisions and changes to disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount of any potential losses and many of the legal proceedings are early in the discovery stage and unresolved.

As of March 31, 2025, and December 31, 2024, the Company concluded that no losses on litigation were probable and reasonable estimable.

The Company is also involved in certain claims where the losses are not considered to be reasonably estimable or possible; for these claims the range of potential loss is between 0 to $300.

 9. Net Income (Loss) Per Share - Dilutive outstanding shares

The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

	Three months ended March 31,
	2025	2024
Equity Incentive Plan - Common Stock Purchase Option	970	1,050
Convertible Notes	5,181,635	4,826,315
Common Stock to be issued outside equity incentive Plans	—	28,397
Common Stock Purchase Warrants	2,640	2,641
Total number of Common Shares not included in the EPS Basic and diluted	5,185,245	4,858,403

10. Segment and geographic information

The Company reports as one reporting segment related to software development services. The Company’s CEO, who is the Company’s Chief Operating Decision Maker (“CODM”) assesses performance of our reporting segment and decides how to allocate resources based on consolidated net loss from operations that is also reported on the consolidated statement of operations as consolidated net loss from operations for continuing operations. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets from continuing operations. The Company does not have separate business units or segment managers or vertical leaders who report to CODM with respect to operations, operating results or planning for levels or components below the total Company level. The Company’s reporting segment is strictly related to a Service Agreement with a related party, Everli S.p.A. for providing software development services.

The Company’s segment operating performance measures are segment Revenue and Operating Expenses. The CODM does not evaluate operating segment using asset information and, accordingly, the Company does not report asset information by segment. The following table provides information about Company’s segments and a reconciliation of the total segment Revenue and Operating Expenses to loss from operations:

	Three months ended March 31,
	2025	2024
Revenue
IT Services Revenues	$477	$127
Total segment revenues	$477	$127
Operating expenses:
Cost of revenues
Developer Payroll	(307)	(151)
Depreciation	(15)	(15)
Other Cost of revenues	(1)	(9)
Total Cost of revenues	$(323)	$(175)
General and administrative
Professional services fees	(211)	(367)
G&A Payroll	(52)	(499)
Software	(42)	(93)
Lease expenses for offices and corporate houses	(14)	(27)
Amortization, depreciation and loss on disposal	(9)	(19)
Other Corporate expenses	(24)	(225)
Total General and administrative	$(352)	$(1,230)

Loss from operations	$(198)	$(1,278)

Interest expense, net	(179)	(806)
Legal claims - accruals	—	(2,000)
Gain on extinguishment of financial debts	—	728
SEPA financial expenses, net	—	(102)
Other income (expenses), net	(1)	(1)
Total non-operating income (expenses), net	$(180)	$(2,181)
Exchange gain (loss), net	—	49
Income Taxes	$—	$—
Net loss from continuing operations	(378)	(3,410)
Net income (loss) from discontinued operations	149	(1,109)
Net loss	(229)	(4,519)

Revenue by geography is based on where the software development was generated. The following table set forth revenue by geographic area for the three months ended March 31, 2025, and 2024.

	Three months Ended March 31,
	2025	2024
Revenue
Serbia	$477	127
Total Revenues	$477	$127

Long-lived assets, net includes property and equipment, intangible assets, goodwill, and other assets. The following table sets forth long-lived assets, net by geographic area as of March 31, 2025, and December 31, 2024.

	March 31,	December 31,
	2025	2024
Serbia	$49	$52
United States	32	49
Total long-lived assets	$81	$101

 11. Related Party Transactions

2024 Stock Purchase Agreement - Palella Holdings LLC

On December 31, 2024, following the decision to exit the mobility and media operations in Europe, the Company entered into a Stock Purchase Agreement with a related-party, Palella Holdings LLC, (qualified as related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s President and Chief Executive Officer) for selling 100% of the equity interest of the European entities, excluding Helbiz Doo (the Serbian entity generating the IT revenues), and the rights, title and interests in all Helbiz brands and platforms owned by the Company. The Stock Purchase Agreement is conditioned on: a) the approval of the Supreme Court of the State of New York, involved in the action taken by a Note Holder for an unsecured note in default, or b) receiving a waiver from such Note Holder.

The Closing conditions had not been satisfied as of March 31, 2025.

Agreements between Helbiz Media and Everli S.p.A.

During the year ended December 31, 2024, Helbiz Media, (an Italian subsidiary of micromobility.com involved in the Stock Purchase agreement described above), entered into a Service Supply Agreement with Everli S.p.A. (which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli S.p.A.)  requiring Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $7,919 (including VAT). During the three months ended March 31, 2025, Everli paid 1,515 Euro (approximately $1,639 using March 31, 2025, exchange rate) to Helbiz Media, the amount received, net of VAT, has been recorded as Deferred Revenues – related party from discontinued operations.

On November 11, 2024, the Company entered into a service agreement with Everli. In detail, Helbiz Media, entered into a Service Agreement for the use of Helbiz Media platform, based on which Helbiz Media grants Everli the exclusive rights to use the platform from December 1, 2024 to November 30, 2029. Under the terms of the service agreement, Everli is to pay the Company $15,145 (including VAT) in two years from the signing date. As of March 31, 2025, the Company does not grant access to the platform to Everli and does not issue any invoice to Everli.

No Revenues have been recorded in the discontinued operations for these two agreements during the three months ended March 31, 2025.

Agreement between Helbiz Doo and Everli S.p.A.

During the year ended 2024, Helbiz Doo, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli S.p.A. (which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli S.p.A.)  requiring Helbiz Doo to provide software development services. During the three months ended March 31, 2025, pursuant to the Agreement and related amendment, the Company issued invoices amounting to $435, of which $284 have been paid during the three months ended March 31, 2025. The Company recorded $477 and $127 as IT Services Revenues - Related Party for the three months ended March 31, 2025 and 2024, respectively.

Related-Party Promissory Notes

During the three months ended March 31, 2025, Palella Holdings LLC, which is qualified as a related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer, provided to the Company $234, under the original Promissory Note with maturity date January 31, 2025, and on an interest free basis. Additionally, during the three months ended March 31, 2025, the Company repaid $291.

 As a result of the above transactions, on March 31, 2025, the Company has $171 as outstanding principal. Considering the maturity date, January 31, 2025, the Company was in default for non-payment the principal under the terms of the Promissory Note.

12. Subsequent Events

The Company entered into a Standby Equity Purchase Agreement with YA II PN, Ltd. (“Yorkville”), dated April 21, 2025 (the “SEPA”), pursuant to which the Company has the right to issue and sell to Yorkville, and Yorkville shall purchase from the Company, up to $25 million in aggregate gross purchase price (the “Commitment Amount”) of newly issued fully paid shares of our common stock. The SEPA shall terminate on the earliest of (i) April 21, 2028 and (ii) the date on which Yorkville shall have made payment of any advances requested pursuant to the SEPA for shares of Common Stock equal to the Commitment Amount. Each sale that the Company requests under the SEPA (an “Advance”) may be for a number of shares of Common Stock that the Company may determine, subject to certain limitations set forth in the SEPA. The shares of common stock purchased pursuant to an Advance delivered by the Company will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of Common Stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day..

In connection with the execution of the SEPA, the Company agreed to pay a commitment fee of $500,000 as consideration for Yorkville’s irrevocable commitment to purchase the shares of common stock pursuant to the SEPA.

In connection with the SEPA, Yorkville advanced to the Company the principal amount of $2,750,000 (the “Pre-Paid Advance”) in exchange for the issuance of a promissory note in the principal amount of $2,750,000 (the “Promissory Note”). Of such funds, $155,000 was used to settle a bridge loan in an equal amount from Yorkville to the Company in April 2025, $250,000 shall was used as payment of an implementation fee for the Promissory Note, $1,500,000 was deposited into escrow subject to an escrow agreement (the “Judgment Escrow Agreement”) for the settlement of an outstanding judgment, and $845,000 was deposited into escrow subject to an escrow agreement (the “Company Escrow Agreement”) for general administrative expenses. The funds held in escrow pursuant to the Judgment Escrow Agreement are to be released upon the earlies to occur of (i) written instruction of the Company, Yorkville and the judgment holder, (ii) to Yorkville if a resolution has not been reached with the judgment holder to Yorkville’s satisfaction by May 16, 2025, (iii) to Yorkville if a proposed business combination had not occurred within 120 days from the issuance of the Promissory Note and (iv) to the judgment holder upon the occurrence of the proposed business combination. The escrow funds held pursuant to the Judgment Escrow Account were returned to Yorkville on May 16, 2025. The funds held in escrow pursuant to the Company Escrow Agreement are to be released upon the earliest to occur of (i) written instruction of the Company and Yorkville, (ii) as directed in Yorkville’s written instruction to release received after April 30, 2025 and (iii) to the Company upon the occurrence of the proposed business combination. The escrow funds held pursuant to the Company Escrow Account were returned to Yorkville on May 16, 2025.

The Promissory Note may be converted by Yorkville into shares of common stock, such shares shall be valued at the lower of (i) $.006 per share (the “Fixed Price”) or (ii) 95% of the lowest daily VWAP during the 10 consecutive Trading Days immediately preceding the date of such conversion (the “Variable Price”), but which Variable Price shall not be lower than the Floor Price (as defined below) then in effect. On the fourth Trading Day following the listing of the common stock on a national exchange (the “Fixed Price Reset Date”), the Fixed Price shall be adjusted (downwards only) to equal the average VWAP for the three trading days immediately prior to the Fixed Price Reset Date. The “Floor Price” respect to the Variable Price, shall mean, (i) prior to an uplisting of the Common Stock to a national exchange, nil, and (ii) following such an uplisting, 20% of the initial listing price on such exchange.

At any time during the Commitment Period that there is a balance outstanding under the Promissory Note, Yorkville may deliver notice (an “Investor Notice”) to the Company to cause an Advance Notice to be deemed delivered to Yorkville and the issuance and sale of shares of common stock to Yorkville pursuant to an Advance (an “Investor Advance”) in an amount not to exceed the balance owed under the Promissory Note outstanding on the date of delivery of such Investor Notice. As a result of an Investor Advance, the amounts payable under the Promissory Note will be offset by such amount subject to each Investor Advance.

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

The following discussion refers to the financial results of micromobility.com, Inc. for the three months ended March 31, 2025 and 2024. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refer to micromobility.com, Inc. and our affiliates. Except for per share data and as otherwise indicated, all dollar amounts set out herein are in thousands.

Overview

micromobility.com, Inc. (together with its subsidiaries, “micromobility.com” or the “Company”) was incorporated in the state of Delaware in October 2015 with its headquarters in New York, New York.

During the year ended December 31, 2024, the Company shifted its core business from micromobility and media services to software services. In detail, during 2024 the Helbiz Doo, the Serbian subsidiary of the Company entered into a Service agreement with Everli S.p.A., a related party (an entity controlled by the Company’s major shareholder and former President and Chief Executive Officer), for providing software development services and services for preparing it for an initial public offering.

The Company currently has offices in New York and Belgrade.

Recent events – Discontinued operations

The Company was an intra-urban transportation and media company, offering affordable, accessible, and sustainable forms of personal transportation, and providing live and non-live media content. During 2024, the Company decided to drastically reduce, and in some areas suspend, its mobility and media operations, both in Italy and the United States of America, due to the high costs and related cash burn.

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

On December 31, 2024, following the decision to reduce the mobility and media operations in Europe, the Company entered into a Stock Purchase Agreement with a related-party, Palella Holdings LLC, (qualified as related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s President and Chief Executive Officer) for selling 100% of the equity interest of Helbiz Europe Limited (excluding Helbiz Doo and including Helbiz Media) and micromobility.com Italia S.r.l. and the rights, title and interests in all Helbiz brands and platforms owned by the Company. The Stock Purchase Agreement is conditioned on: a) the approval of the Supreme Court of the State of New York, involved in the action taken by a Note Holder for an unsecured note in default, or b) receiving a waiver from such Note Holder.

In January 2025, Helbiz Media paid $1.6 million to LNPB as last payment of the settlement agreement entered in February 2024.

Consolidated Results of Continuing Operations

The following tables set forth our results of operations for the periods presented. Percentages presented in the following tables may not sum due to rounding

Comparison of the Three months ended March 31, 2025, and 2024

The following table summarizes our consolidated results of operations for the three months ended March 31, 2025, and 2024.

	Three months ended March 31,
	2025	2024
Revenues	$477	$127
Operating expenses:
Cost of revenue	323	175
General and administrative	352	1,230
Total operating expenses	675	1,405

Loss from operations	(198)	(1,278)
Total non-operating income (expenses), net	(180)	(2,181)
Exchange gain (loss), net	—	49
Income Taxes	—	—
Net loss from continuing operations	$(378)	$(3,410)

The following table shows our results of operations from continuing operations as a percentage of our revenues from continuing operations for those periods. Percentages presented in the following tables may not sum due to rounding.

	Three months ended March 31,
	2025	2024
Revenues	100%	100%
Operating expenses:
Cost of revenue	68%	138%
General and administrative	74%	969%
Total operating expenses	142%	1,106%

Loss from operations	(42)%	(1,006)%
Total non-operating income (expenses), net	(38)%	(1,717)%
Exchange gain (loss), net	—%	39%
Income Taxes	—%	—%
Net loss from continuing operations	(79)%	(2,685)%

The following table summarizes our consolidated results of operations for discontinued operations for the three months ended March 31, 2025, and 2024.

	Three months ended March 31,
	2025	2024
Revenues	$339	$444
Operating expenses:
Cost of revenue	73	908
General and administrative	59	299
Sales and marketing	—	275
Total operating expenses	132	1,482

Net income (Loss) from discontinued operations	207	(1,038)

Total non-operating income (expenses), net	(58)	(71)
Net income (loss) from discontinued operations	$149	$(1,109)

Revenues

The following table summarizes our net revenues for continuing and discontinued operations for the three months ended March 31, 2025, and 2024.

	Three months ended March 31,
	2025	2024	% Change
IT Services Revenues – Related party	477	127	276%
Total Revenues from continuing operations – Related Party	$477	$127	276%

Total Revenues from discontinued operations – Third Party	$339	$444	(24)%

Revenues from continuing operations

Total Revenues from continuing operations are related to a service agreement entered in February 2024 between Helbiz Doo and Everli which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli. The Service Agreement requires the Company to provide software development services for Everli.

During the three months ended March 31, 2025, and 2024, pursuant to the Agreement and related amendment, the Company recorded revenues for IT services amounting to $477 and $127, respectively.

Revenues from discontinued operations

Total Revenues from discontinued operations decreased by $105, or 24%, from $444 for the three months ended March 31, 2024, to $339 for the three months ended March 31, 2025. The amount recorded during the three months ended March 31, 2025 is fully related to a non-recurring event: the expiration and deletion of the US mobility wallets.

Cost of Revenues

The following table summarizes our Cost of Revenues for continuing and discontinued operations for the three months ended March 31, 2025, and 2024.

	Three months ended March 31,
	2025	2024	% Change
IT Developer Payroll	$307	$151	103%
Depreciation	15	15	0%
Other Cost of revenues	1	9	(89)%
Total - Cost of revenues from continuing operations	323	175	85%

Total - Cost of revenues from discontinued operations	73	908	(92)%

Cost of Revenues from continuing operations

Cost of Revenues from continuing operations increased by $148 or 85% from $175 for the three months ended March 31, 2024, to $323 for the three months ended March 31, 2025.

The increase is mainly related to the increase in IT Developer payroll expenses which increased by 156, or 103% as a result of the increase of the IT workforce. In detail, IT developers employed by the Company are fully involved in the software development activities for Everli.

Cost of Revenues from discontinued operations

Cost of Revenue from discontinued operations is mainly related to media and mobility businesses expenses and showed a decrease of $835, or 92%, from $908 for the three months ended March 31, 2024, to $73 for the three months ended March 31, 2025. The decrease is in line with the Company decision to exit these businesses.

General and Administrative

The following table summarizes our General and Administrative expenses for continuing and discontinued operations for the three months ended March 31, 2025, and 2024.

	Three months ended March 31,
	2025	2024	% Change
Professional services fees	$211	$367	(43)%
G&A Payroll	52	499	(90)%
Software	42	93	(55)%
Lease expenses for offices and corporate houses	14	27	(48)%
Amortization, depreciation and loss on disposal	9	19	(53)%
Other Corporate expenses	24	225	(89)%
Total – General and administrative from continuing operations	$352	$1,230	(71)%

Total – General and administrative from discontinued operations	$59	$299	(80)%

General and administrative expenses from continuing operations

General and Administrative expenses from continuing operations decreased by $878 or 71% from $1,230 for the three months ended March 31, 2024, to $352 for the three months ended March 31, 2025.

The decrease is mainly driven by the following reasons: a) reduction of professional services by $156 or 43%, highly impacted by the decrease of legal fees, b) decrease of workforce, including executives generating a decrease in G&A Payroll of $447, or 90%; c) reduction of Software expenses for $51, or 55%, several IT agreements were terminated, d) exit from lease agreements related to offices, not renewed, generating a decrease amounted to $13, or 48%, e) general decrease of corporate expenses following the decision to drastically reduce the Company’s cash burn.

General and administrative expenses from discontinued operations

General and Administrative expenses from discontinued operations decreased by $240 or 80% from $299 for the three months ended March 31, 2024, to $59 for the three months ended March 31, 2025. The decrease is in line with the Company’s disinvestment of media and mobility businesses and the decision to reduce the cash burn by these operations.

Total non-operating income (expense), net from continuing operations

	Three months ended March 31,
	2025	2024	% Change

Interest expense, net	$(179)	$(806)	(78)%
Legal claims - accruals	—	(2,000)	—
Gain on extinguishment of financial debts	—	728	—
SEPA financial expenses, net	—	(102)	—
Other income (expenses), net	(1)	(1)	0%
Total non-operating income (expenses), net from continuing operations	$(180)	$(2,181)	(92)%

Non-operating income (expense), net, from continuing operations decreased by 92% or $2,001 from an expenses, net of $2,181 for the three months ended March 31, 2024, to $180 for the three months ended March 31, 2025. The decrease is mainly related to non-recurring items, recorded during the three months ended March 31, 2024 for: accruals related to litigations, gain on financials debts settled and SEPA expenses.

Interest expenses, net

Interest expenses decreased by $627, or 78%, from $806 for the three months ended March 31, 2024, to $179 for the three months ended March 31, 2025. Such decrease is mainly driven by the overall decrease of the Company’s financial liabilities recorded as continuing operations and the Related-party notes issued on an interest free basis.

Total non-operating income (expense), net from discontinued operations

	Three months ended March 31,
	2025	2024	% Change

Interest expense, net	$(139)	$(58)	140%
Gain (loss) on extinguishment of AP	88	—	—
Other income (expenses), net	(7)	(13)	(46)%
Total non-operating income (expenses), net from discontinued operations	$(58)	$(71)	(18)%

Non-operating income (expense), net from discontinued operations, decreased by 18% or $13 from an expenses, net of $71 for the three months ended March 31, 2024, to $58 for the three months ended March 31, 2025. The decrease is mainly related to non-recurring items.

Interest expenses, net

Interest expenses increased by $81, or 140%, from $58 for the three months ended March 31, 2024, to $139 for the three months March 31, 2025. Such increase is mainly driven by the interest expenses related to the Advances from bank amounting to $109.

Gain (loss) on extinguishment of accounts payable

During the three months ended March 31, 2025, the Company recognized a gain related to the extinguishment of certain outstanding accounts payable, amounting to $88. The gain resulted from these extinguishments is mainly related to multiple settlements with vendors. In detail, the Company derecognized the liabilities or portion of them upon the execution of settlement agreements, or when payments are made or when the Company is legally released from the obligation.

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

As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents of $100.

On April 21, 2025, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to YA II PN, Ltd up to $25 million, of its shares of Common Stock at any time during the 36 months. To request a purchase, the Company submits an Advance Notice to YA specifying the number of shares, it intends to sell.

We plan to continue to fund our operations and expansion plan, through debt and equity financing, for the next twelve months.

We may be required to seek additional equity or debt financing. Our future capital requirements will depend on many factors, including our growth and expanded operations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Indebtedness

The following table summarizes our indebtedness as of March 31, 2025.

	March 31, 2025
	Continuing Operations	Discontinued Operations
Related-Party Secured Convertible loan, net*	6,477	—
Related-Party Promissory Note	171	—
Unsecured loans, net	3,854	1,774
Advances from bank	—	12,316
Other financial liabilities	110	—
Total Financial Liabilities, net	10,612	14,090
Of which classified as Current Financial Liabilities, net	10,612	13,540
Of which classified as Non-Current Financial Liabilities, net	—	550

*the convertible debts have been sold to Palella Holdings LLC in December 2024 from YA II PN, Ltd., a financial institution considered a Third-Party.

Our financial liabilities, net increased by 4% or $851 from $23,851 for the year ended December 31, 2024, to $24,702 for the three months ended March 31, 2025. The increase is mainly explained by the interest expense recorded during the three months ended March 31, 2025.

As of March 31, 2025, the Company is in default for non-payment under the terms of the Secured Convertible loan, Promissory note and the Unsecured loans. In October 30, 2024, the Company received a judgment against it from the Supreme Court of the State of New York for the payment of the full principal, interest and costs and disbursements in connection with the one of unsecured loan for approximately $2,454. The Company is currently identifying and evaluating the alternative paths for facing the judgement and for renegotiating with Palella Holdings LLC and the other unsecured loan holders new re-payment plans.

Securities outstanding as of March 31, 2025

As of March 31, 2025, we had the following outstanding securities:

March 31, 2025
Common Shares	92,214,637
Total Common Shares outstanding	92,214,637

Preferred stock	—
Total Preferred Stock outstanding	—

Warrants	2,641
Stock Option Plans	1,050
Restricted Stocks granted	21
Total Warrants, Restricted Stocks and Stock Options outstanding	3,712

Common Shares and Preferred stocks

As of March 31, 2025, the Company’s charter authorized the issuance of up to 900,000,000 shares of common stock, $0.00001 par value per share, and 100,000,000 shares of preferred stock at $0.00001 par value per share.

Related Party Transactions

2024 Stock Purchase Agreement - Palella Holdings LLC

On December 31, 2024, following the decision to exit the mobility and media operations in Europe, the Company entered into a Stock Purchase Agreement with a related-party, Palella Holdings LLC, (qualified as related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s President and Chief Executive Officer) for selling 100% of the equity interest of the European entities, excluding Helbiz Doo (the Serbian entity generating the IT revenues), and the rights, title and interests in all Helbiz brands and platforms owned by the Company. The Stock Purchase Agreement is conditioned on: a) the approval of the Supreme Court of the State of New York, involved in the action taken by a Note Holder for an unsecured note in default, or b) receiving a waiver from such Note Holder.

The Closing conditions had not been satisfied as of March 31, 2025.

Agreements between Helbiz Media and Everli S.p.A.

During the year ended December 31, 2024, Helbiz Media, (an Italian subsidiary of micromobility.com involved in the Stock Purchase agreement described above), entered into a Service Supply Agreement with Everli S.p.A. (which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli S.p.A.)  requiring Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $7,919 (including VAT). During the three months ended March 31, 2025, Everli paid 1,515 Euro (approximately $1,639 using March 31, 2025, exchange rate) to Helbiz Media, recorded as Deferred Revenues – related party from discontinued operations.

On November 11, 2024, the Company entered into a service agreement with Everli. In detail, Helbiz Media, entered into a Service Agreement for the use of Helbiz Media platform, based on which Helbiz Media grants Everli the exclusive rights to use the platform from December 1, 2024 to November 30, 2029. Under the terms of the service agreement, Everli is to pay the Company $15,145 (including VAT) in two years from the signing date. As of March 31, 2025, the Company does not grant access to the platform to Everli and does not issue any invoice to Everli.

No Revenues have been recorded in the discontinued operations for these two agreements during the three months ended March 31, 2025.

Agreement between Helbiz Doo and Everli S.p.A.

During the year ended 2024, Helbiz Doo, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli S.p.A. (which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli S.p.A.)  requiring Helbiz Doo to provide software development services. During the three months ended March 31, 2025, pursuant to the Agreement and related amendment, the Company issued invoices amounting to $435, of which $284 have been paid during the three months ended March 31, 2025. The Company recorded $326 and $127 as IT Services Revenues - Related Party for the three months ended March 31, 2025 and 2024, respectively.

Related-Party Promissory Notes

During the three months ended March 31, 2025, Palella Holdings LLC, which is qualified as a related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer, provided to the Company $234, under the original Promissory Note with maturity date January 31, 2025, and on an interest free basis. Additionally, during the three months ended March 31, 2025, the Company repaid $291.

As a result of the above transactions, on March 31, 2025, the Company has $171 as outstanding principal. Considering the maturity date, January 31, 2025, the Company was in default for non-payment the principal under the terms of the Promissory Note.

Litigation

The Company is from time to time involved in legal proceedings, claims, and regulatory matters, indirect tax examinations or government inquiries and investigations that may arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages.

The Company records a liability when the Company believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the condensed consolidated financial statements. The Company reviews the developments in contingencies that could affect the amount of the provisions that have been previously recorded. The Company adjusts provisions and changes to disclosures accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount of any potential losses and many of the legal proceedings are early in the discovery stage and unresolved.

As of March 31, 2025, and December 31, 2024, the Company concluded that no losses on litigation were probable and reasonable estimable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on such evaluation, due to a material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the year ended December 31, 2024, we were named as a defendant in an action brought in the Supreme Court of New York County, New York, for which a motion for summary judgment was entered into in October 2024 against us. The case is captioned Bernheim Investment Fund SICAV, vs. Micromobility.om Inc. The court’s order granting summary judgment awarded the plaintiff for the full amount of principal and interest overdue. The amount is recorded as Short-term financial liabilities in our condensed consolidated unaudited financial statements for the period ended March 31, 2025, amounting to $2,454 because it is related to the 2022 unsecured note that the Company issued in July, 2022 in exchange for 2,000 Euro with 6.75% as interest on an annual basis. The judgment remains outstanding as of the date hereof.

As of March 31, 2025, we concluded that no losses on litigations were probable and reasonable estimable.

Since our annual report on Form 10-K for the year ended December 31, 2024, we have not been named as a party to any additional legal proceedings, and there are no material updates to any previously disclosed legal proceedings.

Item 1A. Risk Factors

Although as a Smaller Reporting Company we are not required to provide this information, we refer you to the sections of our annual report on Form 10-K filed on April 15, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered equity securities that we have not previously disclosed in filings with the U.S. Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

As noted under legal proceedings and financial liabilities, we have failed to make payments that were due on:

•	an unsecured note issued on July 15, 2022. As a result, the Supreme Court of the State of New York issued a judgment against us for payment of $2.5 million in principal, interest and costs and disbursements;
•	a secured convertible loan due on December 8, 2024, for principal and interests amounted to $6.5 million as of March 31, 2025. The secured loan holder is a related party, Palella Holdings LLC (Company’s major shareholder);
•	an unsecured promissory note issued on an interest free basis and due on January 31, 2025, for principal amounted to $0.2 million as of March 31, 2025. The secured loan holder is a related party, Palella Holdings LLC (Company’s major shareholder);
•	an unsecured promissory note assumed from a business combination due on December 15, 2024, for principal amounted to $1.4 million as of March 31, 2025; and
•	long-term bank loans assumed from a business combination, for principal and interests amounted to $0.4 million as of March 31, 2025.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
No.	Description
31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

micromobility.com, Inc.

Date: May 20, 2025	By:	/s/ Gian Luca Spriano
	Name:	Gian Luca Spriano
	Title:	Chief Executive Officer, Chief Financial Officer and Acting Principal Accounting Officer

