Form 10-Q
period 2025-06-30
micromobility.com Inc.
filed 2025-08-05
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 1, 2025, 92,214,637 shares of common stock, par value $0.00001 per share, were issued and outstanding.

MICROMOBILITY.COM, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Micromobility.com, Inc.

Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$71	$84
VAT receivables	20	51
Accounts receivables – Related Party	231	—
Prepaid and other current assets	31	53
Current assets of discontinued operations	659	1,547
Total current assets	1,012	1,735
Equipment, net	57	82
Other assets	19	19
Non-current assets of discontinued operations	311	300
TOTAL ASSETS	$1,399	$2,136

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,608	$1,792
Accrued expenses and other current liabilities	435	231
Deferred revenues – Related Party	—	35
Short term financial liabilities, net	4,366	3,949
Short term financial liabilities, net – Related Party	6,943	6,526
Current liabilities of discontinued operations	24,822	21,915
Total current Liabilities	39,174	34,448
Non-current liabilities of discontinued operations	142	852
TOTAL LIABILITIES	39,316	35,300
Commitments and contingencies	Note 9

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding
Common stock, $0.00001 par value; 900,000,000 shares authorized and; 92,214,637 shares issued and outstanding at June 30, 2025 and December 31, 2024	210,896	210,896
Accumulated other comprehensive loss	(3,644)	(848)
Accumulated deficit	(245,169)	(243,212)
Total Stockholders’ deficit	(37,917)	(33,164)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,399	2,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Micromobility.com, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and June 30, 2024

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue – Related Party	$476	$398	$953	$525
Operating expenses:
Cost of revenue	372	328	695	503
General and administrative	645	853	997	2,083
Total operating expenses	1,017	1,181	1,692	2,586

Loss from operations	(541)	(783)	(739)	(2,061)

Non-operating income (expenses), net
Interest expense, net	(148)	(803)	(327)	(1,608)
Changes in fair value of financial liabilities, net	(8)	—	(8)	—
Legal claims - accruals	—	(41)	—	(2,041)
Gain (Loss) on extinguishment/issuance of financial debts, net	(250)	94	(250)	822
SEPA financial expenses, net	(500)	—	(500)	(102)
Other income (expenses), net	11	(14)	10	33
Total non-operating expenses, net	(895)	(764)	(1,075)	(2,896)

Income Taxes	—	—	—	—
Net loss from continuing operations	$(1,436)	$(1,547)	$(1,814)	$(4,957)
Net loss from discontinued operations	$(292)	$(3)	$(143)	$(1,112)
Net loss	$(1,728)	$(1,550)	$(1,957)	$(6,069)

Basic and diluted Earnings Per Common Share
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	(0.02)	(0.03)	(0.02)	(0.11)
Net loss from discontinued operations per share attributable to common stockholders, basic and diluted	(0.00)	(0.00)	(0.00)	(0.03)
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.03)	$(0.02)	$(0.14)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	92,214,637	60,861,682	92,214,637	43,747,124

Net loss	(1,728)	(1,550)	(1,957)	(6,069)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	(2,796)	17	(1,887)	594

Net loss and comprehensive loss	$(4,524)	$(1,533)	$(3,844)	$(5,475)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Micromobility.com, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit for the three and six months ended June 30, 2025

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock		Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
	Shares	Amount	Deficit	Income	DEFICIT
Balance as of April 1, 2025	92,214,637	$210,896	$(243,441)	$(1,757)	$(34,302)
Changes in currency translation adjustment	—	—	—	(1,887)	(1,887)
Net loss	—	—	(1,728)	—	(1,728)
Balance as of June 30, 2025	92,214,637	$210,896	$(245,169)	$(3,644)	$(37,917)

	Class A Common Stock		Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	Shares	Amount	Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2025	92,214,637	$210,896	$(243,212)	$(848)	(33,164)
Changes in currency translation adjustment	—	—	—	(2,796)	(2,796)
Net loss	—	—	(1,957)	—	(1,957)
Balance as of June 30, 2025	92,214,637	210,896	$(245,169)	$(3,644)	$(37,917)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Micromobility.com, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit for the three and six months ended June 30, 2024

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock		Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
	Shares	Amount	Deficit	Income	DEFICIT
Balance as of April 1, 2024	45,185,172	$210,950	(256,516)	(1,567)	$(47,133)
Issuance of common shares – for Conversion of Related Party - Promissory Note	47,029,465	611	—	—	611
Share based compensation	—	67	—	—	67
Changes in currency translation adjustment	—	—	—	17	17
Net loss	—	—	(1,550)	—	(1,550)
Balance as of June 30, 2024	92,214,637	$211,628	(258,066)	(1,550)	$(47,988)

	Class A Common Stock		Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	Shares	Amount	Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2024	8,856,230	$210,339	$(251,997)	$(2,144)	(43,802)
Issuance of common shares – for Advance Notices under SEPA	35,400,000	564	—	—	564
Issuance of common shares – for Settlement of financial liabilities	928,942	6	—	—	6
Issuance of common shares – for Conversion of Related Party - Promissory Note	47,029,465	611	—	—	611
Share based compensation	—	108	—	—	108
Changes in currency translation adjustment	—	—	—	594	594
Net loss	—	—	(6,069)	—	(6,069)
Balance as of June 30, 2024	92,214,637	211,628	$(258,066)	$(1,550)	$(47,988)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Micromobility.com, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(unaudited)

	Six months ended June 30,
	2025	2024
Operating activities
Net loss	$(1,957)	$(6,069)
Net loss from discontinued operations	(143)	(1,112)
Net loss from continuing operations	(1,814)	(4,957)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32	69
Non-cash interest expenses and amortization of debt discount	327	1,600
Amortization of Right-of-use assets	—	10
Share-based compensation	—	108
Loss (Gain) on extinguishment/issuance financial debts	250	(822)
Accruals for legal contingencies	—	2,041
Changes in fair value of Financial instruments	8	1
Changes in operating assets and liabilities:
Deferred Revenues – Related Party	(35)	143
Prepaid and other assets	53	430
Accounts receivables – Related Party	(231)	(129)
Accounts payables	816	(224)
Accrued expenses and other liabilities	204	89
Net cash used in operating activities from continuing operations	(390)	(1,641)
Net cash provided by (used in) operating activities from discontinued operations	746	(781)
Net cash provided by (used in) operating activities	356	(2,422)

Investing activities
Purchase of equipment	(1)	—
Net cash used in investing activities from continuing operations	(1)	—
Net cash used in investing activities from discontinued operations	—	(60)
Net cash used in investing activities	(1)	(60)

Financing activities
Proceeds from issuance of financial liabilities	2,897	258
Payments of offering costs and underwriting discounts and commissions	(250)	—
Repayment of financial liabilities	(2,487)	(268)
Proceeds from issuance of financial liabilities, due to related party	407	2,403
Repayment of financial liabilities, due to related party	(317)	(60)
Proceeds from sale of common shares, net	—	564
Net cash provided by financing activities from continuing operations	250	2,897
Net cash provided by (used in) financing activities from discontinued operations	34	(836)
Net cash provided by financing activities	284	2,061

Increase (decrease) in cash and cash equivalents, and restricted cash	639	(421)
Effect of exchange rate changes	(957)	440
Net change in cash and cash equivalents, and restricted cash	(318)	19

Cash and cash equivalents at beginning of period - continuing operations	84	82
Cash and cash equivalents at beginning of period - discontinued operations	313	61
Cash and cash equivalents at beginning of year	397	143

Cash and cash equivalents at end of the period	$79	$162

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$35	$120
Income taxes, net of refunds	$—	$—

Non-cash investing & financing activities from continuing operations
Issuance of common shares – for conversion of financial liabilities	—	6
Issuance of common shares – for Conversion of Related-party Promissory Notes	—	611

Non-cash investing & financing activities from discontinued operations
Lease agreements early termination	—	488
New Lease agreement	—	175

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
8

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

 The Company’s financial instruments include cash and cash equivalents, warrants, convertible debts, and loans. Management believes that the carrying amounts of cash and cash equivalents, accounts payable, accounts receivable, and short-term debts approximate the fair value due to the short-term nature of those instruments. Certain convertible debts are classified as Level 3 in the fair value hierarchy as they are valued using significant unobservable inputs or data in inactive markets. We use a third-party valuation specialist to assist management in its determination of the fair value of its Level 3. These fair value measurements are highly sensitive to changes in these significant unobservable inputs and significant changes in these inputs would result in a significantly higher or lower fair value.

Certain warrants are classified Level 1 in the fair value hierarchy and they are now valued using the warrant price present in the active markets.

Financial Liabilities

The Company accounts Financial Liabilities between Current and Non-current liabilities based on the re-payment terms and conditions.

At the issuance of each financial instrument the Company evaluates the presence of embedded derivatives, other instruments issued in conjunction with the financial transactions such as warrants. In case the Company identified more than one financial instrument or embedded derivatives, unless it elects the fair value options of the entire financial instruments, the Company allocates the gross proceeds, at issuance date.

During 2025, the Company has elected the fair value option to account for the 2025 Convertible Note issued. The Company records the Convertible Note at fair value upon issuance. Any difference between the fair value and the cash proceeds received has been treated as gain/loss. The Note will be subsequently re-measured at each reporting date with changes in fair value recorded in earnings. Any changes to fair value resulting from changes in instrument-specific credit risk will be separately presented in other comprehensive income.

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

In November 2024, the FASB issued ASU 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”, which seeks to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. This amendment is effective for annual and interim reporting periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements.
9

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

The following table presents the assets and liabilities of mobility and media businesses, classified as Discontinued Operations as of June 30, 2025, and December 31, 2024.

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$8	$313
Accounts receivables	483	414
VAT receivables	—	653
Prepaid and other current assets	168	167
Total current assets	659	1,547
Property, equipment and deposits, net	12	14
Right of use assets	161	153
Other assets	138	133
TOTAL ASSETS	$970	$1,847

LIABILITIES
Current liabilities:
Accounts payable	$2,026	$4,500
Accrued expenses and other current liabilities	3,680	3,203
VAT payables	760	—
Deferred revenues	507	785
Deferred revenues – Related Party	2,349	765
Short term financial liabilities, net	15,500	12,662
Total current Liabilities	24,822	21,915
Non-current financial liabilities, net	—	714
Other non-current liabilities	142	138
TOTAL LIABILITIES	24,964	22,767

 The following table presents the results of operations for the three and six months ended June 30, 2025, and 2024 for the mobility and media business, classified as Discontinued Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$—	$389	$339	$833
Operating expenses:
Cost of revenues	44	649	117	1,557
Sales and marketing	—	311	—	586
General and administrative	56	316	115	614
Total operating expenses	100	1,276	232	2,757

Income (Loss) from discontinued operations	(100)	(887)	107	(1,924)

Gain on extinguishment of AP	—	807	88	807
Interest expenses, net	(144)	(37)	(283)	(95)
Other income (expenses), net	(48)	114	(55)	100
Net loss from discontinued operations	$(292)	$(3)	$(143)	$(1,112)

10

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

Revenues from discontinued operations

Total Revenues from discontinued operations recorded for the six months ended June 30, 2025, amounting to $339; are fully related to a non-recurring event: the expiration and deletion of the US mobility wallets.

Financial liabilities from discontinued operations

	June 30, 2025	December 31, 2024
Unsecured loans, net	1,963	1,916
Advances from bank	13,537	11,460
Total Financial Liabilities, net	15,500	13,376
Of which classified as Current Financial Liabilities, net	15,500	12,662
Of which classified as Non-Current Financial Liabilities, net	—	714

Unsecured loans

Unsecured loans amounting to $1,963 as of June 30, 2025, is composed of multiple loans: a) $1,558 of a long-term bank loan obtained in 2020 through one of the Company’s wholly-owned Italian subsidiaries, and b) $405 long-term bank loans; the Company inherited these loans from the business combination with MiMoto. These unsecured loans are in default for non-payments under the original terms.

Advances from bank

During the year ended December 31, 2024, Helbiz Media, an Italian subsidiary of micromobility.com (fully owned by Helbiz Europe Limited) entered into a Service Supply agreement and into a Service agreement with Everli. Helbiz Media is one of the European entities expected to be sold to Palella Holdings LLC under the Stock Purchase Agreement entered on December 31, 2024.

The Service Supply Agreement requires Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $8,584 (including VAT, using June 30, 2025, EURO/USD exchange rate).

The Service Agreement is related to the use of Helbiz Media platform; in detail Helbiz Media grants Everli the exclusive rights to use the platform from December 1, 2024 to November 30, 2029. Under the terms of the service agreement, Everli is to pay the Company $16,418 (including VAT, using June 30, 2025 EURO/USD exchange rate) in two years from the signing date.

In connection with the two aforementioned agreements, the Company has entered into a financing arrangement with a banking institution whereby the Company receives advances, net of repayments, amounting to $12,767. These advances are secured solely by the underlying Everli receivables expected from the two service agreements.

During the three and six months ended June 30, 2025, the Company recorded $114 and $220, respectively, as Interest expenses from discontinued operations in the condensed consolidated statement of operations. As of June 30, 2025, the Company has $13,537 outstanding as principal and accrued interests, taking into consideration the repayments made by Everli directly to the bank.

11

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

5. Revenues

The table below shows the revenues breakdown for the three and six months ended on June 30, 2025, and on June 30, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
IT Services Revenues – Related party	$476	$398	$953	$525
Total Revenues from continuing operations – Related Party	$476	$398	$953	$525

During February 2024, Helbiz Doo, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli (a related party) requiring the Company to provide software development services. Helbiz Doo is not involved in the Stock Purchase Agreement entered on December 31, 2024 with Palella Holdings LLC.

6. Equipment, net

Equipment, net consists of the following.

	June 30,	December 31,
	2025	2024
Furniture and fixtures	$113	$106
R&D equipment	—	177
Computers and software	201	175
Total equipment, gross	314	458
Less: accumulated depreciation	(257)	(376)
Total equipment, net from continuing operations	$57	$82

The following table summarizes the depreciation expenses recorded in the consolidated statement of operations from continuing operations for the three and six months ended on June 30, 2025, and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$—	$15	$15	$29
General & administrative	9	$19	18	$38
Total depreciation expenses related to assets recorded for continuing operations	$9	$34	$32	$67

7. Financial liabilities, net

The Company's Financial liabilities from continuing operations consisted of the following.

	Weighted Average Interest Rate	June 30, 2025	December 31, 2024
Secured Convertible loan, net (Related-Party)	9%	6,625	6,298
Promissory Note (Related-Party)	0%	318	228
2025 Convertible note, net (Third-Party)	5%	415	—
Unsecured loans, net (Third-Party)	N/A	3,854	3,854
Other financial liabilities (Third-Party)	N/A	97	94
Total Current Financial Liabilities, net from continuing operations		11,309	10,475

12

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

The table below shows the amounts recorded for interest expenses, net and change in fair values of financial liabilities, in the condensed consolidated statement of operations from continuing operations for the three and six months ended on June 30, 2025, and June 30, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Secured Convertible loan	$(148)	$(671)	$(327)	$(1,339)
2023 Convertible debt	—	(130)	—	(260)
Unsecured loans	—	(2)	—	(9)
Total Interest expenses, net	$(148)	$(803)	$(327)	$(1,608

2025 Convertible note, net (Third-Party)	$(10)	$—	$(10)	$—
Other financial liabilities (Third-Party)	2	—	2	—
Total Changes in fair value of financial liabilities, net	$(8)	$—	$(8)	$—

Promissory Note (Related-Party)	—	94	—	94
Unsecured loans	—	—	—	728
2025 Convertible note, net (Third-Party)	(250)	—	(250)	—
Total Gain (Loss) on extinguishment/issuance of financial debts, net	(250)	94	(250)	822

Secured convertible loan (Related-Party)

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

As of June 30, 2025, the Company has $6,625 outstanding as principal and accrued interests.

Promissory Notes (Related-Party)

During the six months ended June 30, 2025, Palella Holdings LLC, which is qualified as a related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer, provided to the Company $407, under the original Promissory Note with maturity date January 31, 2025, and on an interest free basis. Additionally, during the six months ended June 30, 2025, the Company repaid $317.

As a result of the above transactions, on June 30, 2025, the Company has $318 as outstanding principal. Considering the maturity date, January 31, 2025, the Company was in default for non-payment the principal under the terms of the Promissory Note.
13

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

2025 Convertible note, net (Third-Party)

Terms and conditions

On April 21, 2025, the Company entered into a Convertible Note with YA II PN, Ltd. (“YA”), for a principal amount of $2,750, with April 21, 2026 as maturity date, 5% as annum interest rate and 18% as annum default interest rate; of such funds:

i)	$155 was used to settle a bridge loan in an equal amount from YA to the Company dated April 15, 2025;
ii)	$250 was used as payment of an implementation fee for the Convertible Note,
iii)	$1,500 was deposited into escrow subject to an escrow agreement (the “Judgment Escrow Agreement”) for the settlement of an outstanding judgment, and
iv)	$845 was deposited into escrow subject to an escrow agreement (the “Company Escrow Agreement”) for general administrative expenses.

The Company, at its option, has the right, but not the obligation, to redeem early a portion or all amounts outstanding under the Convertible Note.

The Convertible Note may be converted by YA into shares of Company’s Class A common stock, such shares shall be valued at the lower of (i) $.006 per share (“Fixed Price”) or (ii) 95% of the lowest daily VWAP during the 10 consecutive Trading Days immediately preceding the date of such conversion (the “Variable Price”), but which Variable Price shall not be lower than the Floor Price then in effect. On the fourth Trading Day following the listing of the common stock on a national exchange (the “Fixed Price Reset Date”), the Fixed Price shall be adjusted (downwards only) to equal the average VWAP for the three trading days immediately prior to the Fixed Price Reset Date. The Floor Price respect to the Variable Price, shall mean, (i) prior to an uplisting of the Common Stock to a national exchange, nil, and (ii) following such an uplisting, 20% of the initial listing price on such exchange.

If one of the following events occurred, then the Company shall make monthly cash payments amounting to $250 plus interest:

-	daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days,
-	the Company has issued to the Investor, in excess of 99% of the Common Shares available under the Exchange Cap,
-	YA is unable to utilize a Registration Statement to re-sell Class A Common Shares issued by the Company under the 2025 Convertible Note for ten consecutive days.

The aforementioned Company’s obligation to make monthly cash payments will cease if the Company provides to YA with a reset notice setting forth a reduced Floor Price which shall be equal to no more than 75% of the closing price on the Trading Day immediately prior to such reset notice, or in the event of an Exchange Cap event, the date the Company has obtained stockholder approval to increase the number of Common Shares under the Exchange Cap and/or the Exchange Cap no longer applies, or in the event of a Registration Event, the condition or event causing the Registration Event has been cured or YA is able to resell the Common Shares issuable upon conversion of the 2025 Convertible Note in accordance with Rule 144 under the Securities Act.

The funds held in escrow pursuant to the Judgment Escrow Agreement are to be released upon the earlies to occur of (a) written instruction of the Company, YA and the judgment holder, (b) to YA if a resolution has not been reached with the judgment holder to YA’s satisfaction by May 16, 2025, (c) to YA if a proposed business combination had not occurred within 120 days from the issuance of the Convertible Note and (d) to the judgment holder upon the occurrence of the proposed business combination. The funds held in escrow pursuant to the Company Escrow Agreement are to be released upon the earlies to occur of (a) written instruction of the Company and YA, (b) as directed in YA’s written instruction to release received after May 16, 2025 and (c) to the Company upon the occurrence of the proposed business combination.

On May 16, 2025, the amounts held in escrows, amounting to $2,345, have been released to YA.
14

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

Initial recognition – Remeasurement

At the issuance date of the 2025 Convertible Note, the Company has elected the fair value option to account for the financial instrument. The Company recorded the Note at fair value upon issuance, amounted to $2,750, based on a third-party valuation. The difference between the fair value and the cash proceeds received, amounting to $250 has been recorded in the condensed consolidated statement of operations for the six months ended June 30, 2025 as Loss on extinguishment/issuance of financial debts, net.

As mentioned above, in May 2025, $2,345 have been released from escrows to YA, in line with the original agreements.

The 2025 Convertible note fair value has been re-measured on June 30, 2025, and it resulted on $415. The difference between original fair value at inception less release from escrows and fair value on June 30, 2025 amounted to $10 has been recorded in the condensed consolidated statement of operations for the six months ended June 30, 2025 as Changes in fair value of financial liabilities, net. No change in fair value resulted from changes in instrument-specific credit risk.

As of June 20, 2025, the 2025 Convertible note, net was in default and YA agreed to waive the application of the default interest rate.

Unsecured loans

2022 unsecured note

On July 15, 2022, the Company issued an Unsecured Note to an investor in exchange for 2,000 Euro (approximately $2,345, using June 30, 2025 exchange rate) with 6.75% as interest on an annual basis to be paid every three months. The Company was in default for not paying the interests.

On October 30, 2024, the Company received a judgment against it from the Supreme Court of the State of New York for the payment of the full principal, interest and costs and disbursements in connection with the 2022 unsecured note. The Company is currently identifying and evaluating the alternative paths for facing the judgement. The Company stopped accruing interest, starting from October 30, 2024.

As a result on June 30, 2025, the Company has $2,454 as outstanding principal and accrued interest recorded as Short-term financial liabilities.

Unsecured debts – assumed from previous business combination

As of June 30, 2025, the Company has $1,400 outstanding as principal and accrued interests under unsecured debts. In detail, the Company was in default for non-payment the principal and interests under the terms of the Loan Amendment. The Company is currently negotiating with the holders of the debts a new repayment plan.

 8. Fair value measurements

The fair value of the 2025 Convertible note, net, as of June 30, 2025, is comprised of a single financial liability in which the Company elected the fair value option under ASC 825, with changes in fair value recorded in Changes in fair value of financial liabilities, net in the condensed consolidated statement of operations from continuing operations for the three and six months ended on June 30, 2025.

The following tables summarize the fair value hierarchy of the Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2025, and December 31, 2024.

	June 30, 2025
	Total	Level 1	Level 2	Level 3
2025 Convertible note, net	$415	$—	$—	$415
Other financial liabilities	1	1	—	—
Total	$416	$1	$—	$415

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Other financial liabilities	$3	$3	$—	$—
Total	$3	$3	$—	$—

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

As of June 30, 2025, the fair value of the 2025 Convertible Note was estimated at $415. and it has been recorded in the condensed consolidated balance sheet as Current Financial Liabilities, net from continuing operations The Company estimated and recorded the fair value of the 2025 Convertible Note upon its issuance date of April 21, 2025. The fair value of the 2025 Convertible Note as of inception date and June 30, 2025, were based on a Monte Carlo Simulation of stock price of the Company on a daily basis and a discounted cash flow model that incorporates the amortization schedule, contingent on the daily simulated stock price. The valuation utilized significant Level 3 unobservable inputs, including implied yield, volatility, and risky discount rate. Other significant assumptions include risk-free rate, principal value, the Company’s common stock price and maturity date. Significant judgment is required in selecting the significant inputs and assumptions. Actual assumptions may differ from our current estimates and such differences could materially impact fair value of the 2025 Convertible Note.

The significant inputs to the calculation of the 2025 Convertible Note were as follows.

June 30, 2025
Stock price	$.0045
Expected term	0.81
Risk-free interest rate	4%
Estimated volatility	103%

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

As of June 30, 2025, and December 31, 2024, the Company concluded that no losses on litigation were probable and reasonable estimable.

The Company is also involved in certain claims where the losses are not considered to be reasonably estimable or possible; for these claims the range of potential loss is between 0 to $300.
16

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

 10. Net Loss Per Share - Dilutive outstanding shares

The following potentially dilutive outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Equity Incentive Plan - Common Stock Purchase Option	970	1,050	970	1,050
2025 Convertible note, net (Third-Party)	69,485,667	—	69,485,667	—
Secured Convertible loan, net (Related-Party)	5,300,162	4,935,434	5,300,162	4,935,434
Common Stocks to be issued outside equity incentive Plans	—	28,397	—	28,397
Common Stock Purchase Warrants	2,641	2,641	2,641	2,641
Total number of Common Shares not included in the EPS Basic and diluted	74,789,440	4,967,522	74,789,440	4,967,522

11. Standby Equity Purchase Agreements

On April 21, 2025, the Company entered into a Standby Equity Purchase Agreement (“2025 SEPA) with YA, pursuant to which the Company has the right, but not the obligation, to issue and sell to YA, and YA shall purchase from the Company, up to $25,000 in aggregate gross purchase price of newly issued fully paid shares of the Company’s Class A common stock. The 2025 SEPA shall terminate on the earliest of (i) April 21, 2028 and (ii) the date on which YA shall have made payment of any advances requested pursuant to the 2025 SEPA for shares of Common Stock equal to $25,000. Each sale that the Company requests under the 2025 SEPA (an “Advance”) may be for a number of shares of Common Stock that the Company may determine, subject to certain limitations set forth in the 2025 SEPA. The shares of common stock purchased pursuant to an Advance delivered by the Company will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of Common Stock during the three consecutive trading days commencing on the date of the delivery of the Advance, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day. During the six months ended June 30, 2025, the Company did not deliver any Advance Notice.

In connection with the execution of the 2025 SEPA, the Company agreed to pay a commitment fee of $500 as consideration for YA’s irrevocable commitment to purchase the shares of common stock pursuant to the SEPA. Half of such commitment fee is due within six months from April 21, 2025 while the remaining half is due within twelve months.

The 2025 SEPA terms and conditions represent: i) at inception - a purchased put option   on the Company’s Class A common shares and, ii) upon delivery of an advance notice - a forward contract on the Company’s Class A common shares. Neither the purchased put option nor the forward contract qualifies for equity classification.

As a result of the above classification of the 2025 SEPA, at inception the Company expensed as SEPA’s transactions costs  the commitment fee.

The table below presents the impact on the condensed consolidated statements of operations related to the SEPAs for the three and six months ended June 30, 2025, and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
SEPAs transaction costs	$(500)	$—	$(500)	$—
Other SEPA financial expenses, net	—	—	—	(102)
Total SEPA financial expenses, net	$(500)	$—	$(500)	$(102)

During the six months ended June 30, 2024, the Company delivered multiple advance notices, under the 2023 SEPA for the sale of 35,400,000 Class A Common Shares, resulting in cumulative gross proceeds of $564.

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

12. Segment and geographic information

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

The Company’s segment operating performance measures are segment Revenue and Operating Expenses. The CODM does not evaluate operating segment using asset information and, accordingly, the Company does not report asset information by segment. The following table provides information about Company’s segments and a reconciliation of the total segment Revenue and Operating Expenses to loss from operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
IT Services Revenues – Related Party	476	398	953	525
Total Revenues	$476	$398	$953	$525

Operating expenses:
Cost of revenues
Developer Payroll	(370)	(308)	(676)	(460)
Depreciation	—	(15)	(15)	(29)
Other Cost of revenues	(2)	(5)	(4)	(14)
Total Cost of Revenues	$(372)	$(328)	$(695)	$(503)

General and administrative
Professional services fees	(265)	(322)	(476)	(688)
Non-income taxes	(222)	—	(222)	—
G&A Payroll	(60)	(142)	(112)	(641)
Software	(34)	(71)	(77)	(164)
Lease expenses for offices and corporate houses	(18)	(23)	(31)	(50)
Amortization, depreciation and loss on disposal	(9)	(19)	(18)	(38)
Other Corporate expenses	(37)	(276)	(61)	(502)
Total General and administrative	$(645)	$(853)	$(997)	$(2,083)

Loss from operations	(541)	(783)	(739)	(2,061)

Interest expense, net	(148)	(803)	(327)	(1,608)
Changes in fair value of financial liabilities, net	(8)	—	(8)	—
Legal claims - accruals	—	(41)	—	(2,041)
Gain (Loss) on extinguishment/issuance of financial debts	(250)	94	(250)	822
SEPA financial expenses, net	(500)	—	(500)	(102)
Other income (expenses), net	11	(14)	10	33
Total non-operating expenses, net	(895)	(764)	(1,075)	(2,896)
Income Taxes	—	—	—	—
Net loss from continuing operations	(1,436)	(1,547)	(1,814)	(4,957)
Net loss from discontinued operations	(292)	(3)	(143)	(1,112)
Net loss	(1,728)	(1,550)	(1,957)	(6,069)

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

Revenue by geography is based on where the software development was generated. The following table set forth revenue by geographic area for the three and six months ended June 30, 2025, and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Serbia	476	398	953	525
Total Revenue	$476	$398	$953	$525

Long-lived assets, net includes property and equipment, intangible assets, goodwill, and other assets. The following table sets forth long-lived assets, net by geographic area as of June 30, 2025, and December 31, 2024.

	June 30,	December 31,
	2025	2024
Serbia	$47	$52
United States	29	49
Total long-lived assets	$76	$101

13. Related Party Transactions

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

The Closing conditions had not been satisfied as of June 30, 2025.

Agreements between Helbiz Media and Everli S.p.A.

During the year ended December 31, 2024, Helbiz Media, (an Italian subsidiary of micromobility.com involved in the Stock Purchase agreement described above), entered into a Service Supply Agreement with Everli S.p.A. (which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli S.p.A.)  requiring Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $8,584 (including VAT, using June 30, 2025, EURO/USD exchange rate). During the six months ended June 30, 2025, Everli paid 1,515 Euro (approximately $1,786 using June 30, 2025, exchange rate) to Helbiz Media, the amount received, net of VAT, has been recorded as Deferred Revenues – related party from discontinued operations.
19

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

On November 11, 2024, the Company entered into a service agreement with Everli. In detail, Helbiz Media, entered into a Service Agreement for the use of Helbiz Media platform, based on which Helbiz Media grants Everli the exclusive rights to use the platform from December 1, 2024, to November 30, 2029. Under the terms of the service agreement, Everli is to pay the Company $16,418 (including VAT, using June 30, 2025 exchange rate) in two years from the signing date. As of June 30, 2025, the Company does not grant access to the platform to Everli and does not issue any invoice to Everli.

No Revenues have been recorded in the discontinued operations for these two agreements during the six months ended June 30, 2025.

Agreement between Helbiz Doo and Everli S.p.A.

During the year ended 2024, Helbiz Doo, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli S.p.A. (which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli S.p.A.)  requiring Helbiz Doo to provide software development services. During the three and six months ended June 30, 2025, pursuant to the Agreement and related amendment, the Company issued invoices amounting to $911, of which $700 have been paid during the six months ended June 30, 2025. The Company recorded $476 and $953 as IT Services Revenues - Related Party for the three and six months ended June 30, 2025, respectively, during the same periods of 2024, the Company recorded $398 and $525, respectively.

Related-Party Promissory Notes

During the six months ended June 30, 2025, Palella Holdings LLC, which is qualified as a related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer, provided to the Company $407, under the original Promissory Note with maturity date January 31, 2025, and on an interest free basis. Additionally, during the six months ended June 30, 2025, the Company repaid $317.

 As a result of the above transactions, on June 30, 2025, the Company has $318 as outstanding principal. Considering the maturity date, January 31, 2025, the Company was in default for non-payment the principal under the terms of the Promissory Note.

14. Subsequent Events

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

The following discussion refers to the financial results of micromobility.com, Inc. for the three and six months ended June 30, 2025, and 2024. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refer to micromobility.com, Inc. and our affiliates. Except for per share data and as otherwise indicated, all dollar amounts set out herein are in thousands.

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

Comparison of the Three and Six months ended June 30, 2025, and 2024

The following table summarizes our consolidated results of operations from continuing operations for the three and six months ended June 30, 2025, and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue – Related Party	$476	$398	$953	$525
Operating expenses:
Cost of revenue	372	328	695	503
General and administrative	645	853	997	2,083
Total operating expenses	1,017	1,181	1,692	2,586

Loss from operations	(541)	(783)	(739)	(2,061)
Total non-operating expenses, net	(895)	(764)	(1,075)	(2,896)
Income Taxes	—	—	—	—
Net loss from continuing operations	$(1,436)	$(1,547)	$(1,814)	$(4,957)

The following table shows our results of operations from continuing operations as a percentage of our revenues from continuing operations for those periods. Percentages presented in the following tables may not sum due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue – Related Party	100%	100%	100%	100%
Operating expenses:
Cost of revenue	78%	82%	73%	96%
General and administrative	136%	214%	105%	397%
Total operating expenses	214%	297%	178%	493%

Loss from operations	(114)%	(197)%	(78)%	(393)%
Total non-operating expenses, net	(188)%	(192)%	(113)%	(552)%
Income Taxes	—	—	—	—
Net loss from continuing operations	$(302)%	$(389)%	$(190)%	$(944)%

The following table summarizes our consolidated results of operations from discontinued operations for the three and six months ended June 30, 2025, and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$—	$389	$339	$833
Operating expenses:
Cost of revenue	44	649	117	1,557
Sales and marketing	—	311	—	586
General and administrative	56	316	115	614
Total operating expenses	100	1,276	232	2,757

Income (Loss) from operations for discontinued operations	(100)	(887)	107	(1,924)

Total non-operating income (expenses), net	(192)	884	(250)	812
Net loss from discontinued operations	$(292)	$(3)	$(143)	$(1,112)

Revenues

The following table summarizes our net revenues for continuing and discontinued operations for the three and six months ended June 30, 2025, and 2024.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
IT Services Revenues – Related party	$476	$398	20%	$953	$525	82%
Total Revenues from continuing operations – Related Party	$476	$398	20%	$953	$525	82%

Total Revenues from discontinued operations – Third Party	—	$389	—	$339	$833	(59)%

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

The increase amounted to $78 and $428 comparing the three and six months ended June 30, 2025, with three and six months ended June 30, 2024, respectively, it’s mainly explained by the increase in the IT activities requested by Everli to Helbiz Doo.

Revenues from discontinued operations

Total Revenues from discontinued operations recorded during the six months ended June 30, 2025 is related to a non-recurring event: the expiration and deletion of the US mobility wallets.

Cost of Revenues

The following table summarizes our Cost of Revenues for continuing and discontinued operations for the three and six months ended June 30, 2025, and 2024.

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
IT Developer Payroll	$370	$308	20%	$676	$460	47%
Depreciation	—	15	—	15	29	(49)%
Other Cost of revenues	2	5	(58)%	4	14	(71)%
Total - Cost of revenues from continuing operations	372	328	13%	695	503	38%

Total - Cost of revenues from discontinued operations	44	649	(93)%	117	1,557	(92)%

Cost of Revenues from continuing operations

Cost of Revenues from continuing operations increased by $44 or 13% from $328 for the three months ended June 30, 2024, to $372 for the three months ended June 30, 2025, and by $192 or 38% from $503 for the six months ended June 30, 2024, to $695 for the six months ended June 30, 2025.

The increase is mainly related to the increase in IT Developer payroll expenses which increased as a result of the IT workforce increase. In detail, IT developers employed by the Company are fully involved in the software development activities for Everli.

Cost of Revenues from discontinued operations

Cost of Revenue from discontinued operations is mainly related to media and mobility businesses expenses and showed a decrease of $605, or 93%, from $649 for the three months ended June 30, 2024, to $44 for the three months ended June 30, 2025, and a decrease of $1,440, or 92%, from $1,557 for the six months ended June 30, 2024, to $117 for the six months ended June 30, 2025. The decrease is in line with the Company decision to exit these businesses.

General and Administrative

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Professional services fees	$265	$322	(18)%	$476	$688	(31)%
Non-income taxes	222	—	—	222	—	—
G&A Payroll	60	142	(58)%	112	641	(83)%
Software	34	71	(52)%	77	164	(53)%
Lease expenses for offices and corporate houses	18	23	(22)%	31	50	(38)%
Amortization, depreciation and loss on disposal	9	19	(53)%	18	38	(53)%
Other Corporate expenses	37	276	(87)%	61	502	(88)%
Total – General and administrative from continuing operations	645	853	(24)%	997	2,083	(52)%

Total – General and administrative from discontinued operations	56	316	(82)%	115	614	(81)%

General and administrative expenses from continuing operations

General and Administrative expenses from continuing operations decreased by $208 or 24% from $853 for the three months ended June 30, 2024, to $645 for the three months ended June 30, 2025, and by $1,086 or 52% from $2,083 for the six months ended June 30, 2024, to $997 for the six months ended June 30, 2025. General and administrative expenses recorded for the three and six months ended June 30, 2025, is highly impacted by a non-recurring expenses amounted to $222 related to a non-income taxes due for filing tax extensions.

The decrease is mainly driven by the following reasons: a) reduction of professional services, highly impacted by the decrease of legal fees, b) decrease of workforce, including executives generating a decrease in G&A Payroll; c) reduction of Software expenses, several IT agreements were terminated and not renewed, d) exit from lease agreements related to offices, not renewed, e) general decrease of corporate expenses following the decision to drastically reduce the Company’s cash burn.

General and administrative expenses from discontinued operations

General and Administrative expenses from discontinued operations decreased by $260 or 82% from $316 for the three months ended June 30, 2024, to $56 for the three months ended June 30, 2025, and by $499 or 81% from $614 for the six months ended June 30, 2024, to $115 for the six months ended June 30, 2025. The decrease is in line with the Company’s disinvestment of media and mobility businesses and the decision to reduce the cash burn by these operations.

Total non-operating income (expense), net from continuing operations

	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change

Interest expense, net	$(148)	$(803)	(82)%	$(327)	$(1,608)	(80)%
Gain (loss) on extinguishment/issuance of financial debts	(250)	94	(366)%	(250)	822	(130)%
Changes in fair value of financial liabilities, net	(8)	—	—	(8)	—	—
Legal claims - accruals	—	(41)	—	—	(2,041)	—
SEPA financial expenses, net	(500)	—	—	(500)	(102)	(390)%
Other income (expenses), net	11	(14)	(179)%	10	33	(70)%
Total non-operating expenses, net from continuing operations	$(895)	$(764)	17%	$(1,075)	$(2,896)	(63)%

Non-operating expenses, net decreased by 17% or $131 comparing the three months ended June 30, 2025 with the three months ended June 30, 2024; and decreased by 63% or $1,821 comparing the six months ended June 30, 2025 with the six months ended June 30, 2024.

Interest expenses, net

Interest expenses decreased by $655, or 82%, from $803 for the three months ended June 30, 2024, to $148 for the three months ended June 30, 2025, and by $1,281, or 80%, from $1,608 for the six months ended June 30, 2024, to $327 for the six months ended June 30, 2025. The amount recorded as interest expenses, net for the three and six months ended June 30, 2025 is only related to the Secured Convertible loan (Related Party), because the other financial liabilities recorded in the consolidated condensed balance sheet as of June 30, 2025 are:

-	Promissory note with zero interest rate;
-	2025 convertible note recorded at fair value with changes recorded in Changes in fair value of financial liabilities, net;
-	Unsecured loans overdue for which the company is not accruing interest expenses.

Gain (loss) on extinguishment/issuance of financial debts

Loss on extinguishment/issuance of debts amounted to $250 for the six months ended June 30, 2025 is related to the issuance of the 2025 Convertible Note. In detail, the Company has elected the fair value option to account for the mentioned financial instrument. The Company recorded the Note at fair value upon issuance, amounted to $2,750, based on a third-party valuation. The difference between the fair value and the cash proceeds received, amounting to $250 has been recorded in the condensed consolidated statement of operations for the six months ended June 30, 2025 as Loss on extinguishment of financial debts, net.

Gain on extinguishment of debt amounted to $822 for the six months ended June 30, 2024 is related to:

a)	an Amendment Agreement entered by the Company with the holder of an unsecured Note previously issued by Wheels Lab Inc (entity acquired in 2022). In detail, the Company settled $734 of the aforementioned Unsecured Note by issuing 928,942 Class A Common Stock in March 2024, for the reduction of the Company’s share price from the Amendment date to the issuance date the Company recorded a gain amounted to $728, and
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

SEPA financial expenses, net

SEPA financial expenses, net, recorded during the first half of 2025 is related to a commitment fee for entering into the 2025 SEPA on April 21, 2025.

SEPA financial expenses, net, recorded during the first half of 2024 were related to the multiple advance notices delivered by the Company, under the 2023 SEPA, for the sale of 35,400,000 Class A Common Shares, resulting in cumulative gross proceeds of $564.

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

As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents of $71.

On April 21, 2025, the Company entered into a Standby Equity Purchase Agreement (“2025 SEPA”) with YA II PN, Ltd. Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to YA II PN, Ltd up to $25 million, of its shares of Common Stock at any time during the 36 months. To request a purchase, the Company submits an Advance Notice to YA specifying the number of shares, it intends to sell.

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

Indebtedness

The following table summarizes our indebtedness as of June 30, 2025.

	June 30, 2025
	Continuing Operations	Discontinued Operations
Secured Convertible loan, net (Related-Party)	6,625	—
Promissory Note (Related-Party)	318	—
2025 Convertible note, net (Third-Party)	415	—
Unsecured loans, net (Third-Party)	3,854	1,963
Advances from bank (Third-Party)	—	13,537
Other financial liabilities (Third-Party)	97	—
Total Financial Liabilities, net	11,309	15,500
Of which classified as Current Financial Liabilities, net	11,309	15,500

As of June 30, 2025, the Company is in default for non-payment under the terms of the Secured Convertible loan, Promissory notes and the Unsecured loans. In October 30, 2024, the Company received a judgment against it from the Supreme Court of the State of New York for the payment of the full principal, interest and costs and disbursements in connection with the one of unsecured loan for approximately $2,454. The Company is currently identifying and evaluating the alternative paths for facing the judgement and for renegotiating with Palella Holdings LLC and the other unsecured loan holders new re-payment plans.

Securities outstanding as of June 30, 2025

As of June 30, 2025, we had the following outstanding securities:

June 30, 2025
Class A Common Shares	92,214,637
Total Common Shares outstanding	92,214,637

Preferred stock	—
Total Preferred Stock outstanding	—

Warrants	2,641
Stock Option Plans	970
Restricted Stocks granted	21
Total Warrants, Restricted Stocks and Stock Options outstanding	3,632

Common Shares and Preferred stocks

As of June 30, 2025, the Company’s charter authorized the issuance of up to 900,000,000 shares of Class A common stock, $0.00001 par value per share, and 100,000,000 shares of preferred stock at $0.00001 par value per share.

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

The Closing conditions had not been satisfied as of June 30, 2025.

Agreements between Helbiz Media and Everli S.p.A.

During the year ended December 31, 2024, Helbiz Media, (an Italian subsidiary of micromobility.com involved in the Stock Purchase agreement described above), entered into a Service Supply Agreement with Everli S.p.A. (which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli S.p.A.)  requiring Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $8,584 (including VAT, using June 30, 2025, EURO/USD exchange rate). During the six months ended June 30, 2025, Everli paid 1,515 Euro (approximately $1,786 using June 30, 2025, exchange rate) to Helbiz Media, the amount received, net of VAT, has been recorded as Deferred Revenues – related party from discontinued operations.

On November 11, 2024, the Company entered into a service agreement with Everli. In detail, Helbiz Media, entered into a Service Agreement for the use of Helbiz Media platform, based on which Helbiz Media grants Everli the exclusive rights to use the platform from December 1, 2024 to November 30, 2029. Under the terms of the service agreement, Everli is to pay the Company $16,418 (including VAT, using June 30, 2025 exchange rate) in two years from the signing date. As of June 30, 2025, the Company does not grant access to the platform to Everli and does not issue any

No Revenues have been recorded in the discontinued operations for these two agreements during the three and six months ended June 30, 2025.

Agreement between Helbiz Doo and Everli S.p.A.

During the year ended 2024, Helbiz Doo, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli S.p.A. (which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli S.p.A.)  requiring Helbiz Doo to provide software development services. During the three and six months ended June 30, 2025, pursuant to the Agreement and related amendment, the Company issued invoices amounting to $911, of which $700 have been paid during the six months ended June 30, 2025. The Company recorded $476 and $953 as IT Services Revenues - Related Party for the three and six months ended June 30, 2025, respectively, during the same periods of 2024, the Company recorded $398 and $525, respectively.

Related-Party Promissory Notes

During the six months ended June 30, 2025, Palella Holdings LLC, which is qualified as a related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer, provided to the Company $407, under the original Promissory Note with maturity date January 31, 2025, and on an interest free basis. Additionally, during the six months ended June 30, 2025, the Company repaid $317.

As a result of the above transactions, on June 30, 2025, the Company has $318 as outstanding principal. Considering the maturity date, January 31, 2025, the Company was in default for non-payment the principal under the terms of the Promissory Note.

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

As of June 30, 2025, and December 31, 2024, the Company concluded that no losses on litigation were probable and reasonable estimable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on such evaluation, due to a material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the year ended December 31, 2024, we were named as a defendant in an action brought in the Supreme Court of New York County, New York, for which a motion for summary judgment was entered into in October 2024 against us. The case is captioned Bernheim Investment Fund SICAV, vs. Micromobility.om Inc. The court’s order granting summary judgment awarded the plaintiff for the full amount of principal and interest overdue. The amount is recorded as Short-term financial liabilities in our condensed consolidated unaudited financial statements for the period ended June 30, 2025, amounting to $2,454 because it is related to the 2022 unsecured note that the Company issued in July, 2022 in exchange for 2,000 Euro with 6.75% as interest on an annual basis. The judgment remains outstanding as of the date hereof.

As of June 30, 2025, we concluded that no losses on litigations were probable and reasonable estimable.

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

Item 3. Defaults Upon Senior Securities

As noted under legal proceedings and financial liabilities, we have failed to make payments that were due on:

•	an unsecured note issued on July 15, 2022. As a result, the Supreme Court of the State of New York issued a judgment against us for payment of $2.5 million in principal, interest and costs and disbursements;
•	a secured convertible loan due on December 8, 2024, for principal and interests amounted to $6.6 million as of June 30, 2025. The secured loan holder is a related party, Palella Holdings LLC (Company’s major shareholder);
•	an unsecured promissory note issued on an interest free basis and due on January 31, 2025, for principal amounted to $0.3 million as of June 30, 2025. The secured loan holder is a related party, Palella Holdings LLC (Company’s major shareholder);
•	an unsecured promissory note assumed from a business combination due on December 15, 2024, for principal amounted to $1.4 million as of June 30, 2025; and
•	long-term bank loan entered in 2020, for principal and interests amounted to $1.6 million as of June 30, 2025.
•	long-term bank loans assumed from a business combination, for principal and interests amounted to $0.4 million as of June 30, 2025.

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

micromobility.com, Inc.

Date:August 5, 2025	By:	/s/ Gian Luca Spriano
	Name:	Gian Luca Spriano
	Title:	Chief Executive Officer, Chief Financial Officer and Acting Principal Accounting Officer

