Form 10-Q
period 2025-09-30
micromobility.com Inc.
filed 2025-11-12
CIK 1788841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November [--], 2025, 92,214,637  shares of common stock, par value $0.00001 per share, were issued and outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Micromobility.com, Inc.

Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024

(in thousands, except share and per share data)

(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$15	$84
VAT receivables	21	51
Accounts receivables – Related Party	325	—
Prepaid and other current assets	27	53
Current assets of discontinued operations	651	1,547
Total current assets	1,039	1,735
Equipment, net	47	82
Other assets	19	19
Non-current assets of discontinued operations	303	300
TOTAL ASSETS	$1,408	$2,136

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,285	$1,792
Accrued expenses and other current liabilities	420	231
Deferred revenues – Related Party	—	35
Short term financial liabilities, net	4,041	3,949
Short term financial liabilities, net – Related Party	7,267	6,526
Current liabilities of discontinued operations	24,791	21,915
Total current Liabilities	38,804	34,448
Non-current liabilities of discontinued operations	134	852
TOTAL LIABILITIES	38,938	35,300
Commitments and contingencies	Note 8

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 900,000,000 shares authorized and; 92,214,637 shares issued and outstanding at September 30, 2025 and December 31, 2024	210,896	210,896
Accumulated other comprehensive loss	(3,373)	(848)
Accumulated deficit	(245,053)	(243,212)
Total Stockholders’ deficit	(37,530)	(33,164)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,408	2,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Micromobility.com, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025, and September 30, 2024

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue – Related Party	$610	$451	$1,563	$977
Operating expenses:
Cost of revenue	412	307	1,107	809
General and administrative	418	500	1,415	2,715
Total operating expenses	830	807	2,522	3,524

Loss from operations	(220)	(356)	(959)	(2,547)

Non-operating income (expenses), net
Interest expense, net	(154)	(814)	(481)	(2,422)
Changes in fair value of financial liabilities, net	—	—	(8)	—
Legal claims - accruals	—	(10)	—	(2,051)
Gain (Loss) on extinguishment/issuance of financial debts, net	260	—	11	822
SEPA financial income (expenses), net	500	—	—	(102)
Other income (expenses), net	(7)	(85)	3	(52)
Total non-operating income (expenses), net	599	(909)	(475)	(3,805)

Income Taxes	—	—	—	—
Net income (loss) from continuing operations	$379	$(1,265)	$(1,434)	$(6,352)
Net income (loss) from discontinued operations	$(263)	$6,239	$(407)	$5,257
Net income (loss)	$116	$4,974	$(1,841)	$(1,095)

Basic and diluted Earnings Per Common Share
Net income (loss) from continuing operations per share attributable to common stockholders, basic and diluted	0.00	(0.02)	(0.02)	(0.11)
Net Income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	(0.00)	0.07	(0.00)	0.09
Net Income (loss) per share attributable to common stockholders, basic and diluted	$0.00	$0.05	$(0.02)	$(0.02)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	92,214,637	92,214,637	92,214,637	59,902,969

Net Income (Loss)	$116	$4,974	$(1,841)	$(1,095)

Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	271	(737)	(2,525)	(143)

Net Income (Loss) and comprehensive Income (Loss)	$387	$4,237	$(4,366)	$(1,238)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Micromobility.com, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2025

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock		Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
	Shares	Amount	Deficit	Income	DEFICIT
Balance as of July 1, 2025	92,214,637	$210,896	$(245,169)	$(3,644)	$(37,917)
Changes in currency translation adjustment	—	—	—	271	271
Net Income	—	—	116	—	116
Balance as of September 30, 2025	92,214,637	$210,896	$(245,053)	$(3,373)	$(37,530)

	Class A Common Stock		Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	Shares	Amount	Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2025	92,214,637	$210,896	$(243,212)	$(848)	(33,164)
Changes in currency translation adjustment	—	—	—	(2,525)	(2,525)
Net Loss	—	—	(1,841)	—	(1,841)
Balance as of September 30, 2025	92,214,637	$210,896	$(245,053)	$(3,373)	$(37,530)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Micromobility.com, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2024

(in thousands, except share and per share data)

(unaudited)

	Class A Common Stock		Accumulated	Accumulated Other Comprehensive (Loss)	TOTAL STOCKHOLDERS’
	Shares	Amount	Deficit	Income	DEFICIT
Balance as of July 1, 2024	92,214,637	$211,628	$(258,066)	$(1,550)	$(47,988)
Share based compensation	—	67	—	—	67
Changes in currency translation adjustment	—	—	—	(737)	(737)
Net income	—	—	4,974	—	4,974
Balance as of September 30, 2024	92,214,637	$211,695	$(253,092)	$(2,287)	$(43,684)

	Class A Common Stock		Accumulated	Accumulated Other Comprehensive	TOTAL STOCKHOLDERS’
	Shares	Amount	Deficit	(Loss) Income	DEFICIT
Balance as of January 1, 2024	8,856,230	$210,339	$(251,997)	$(2,144)	(43,802)
Issuance of common shares – for Advance Notices under SEPA	35,400,000	564	—	—	564
Issuance of common shares – for Settlement of financial liabilities	928,942	6	—	—	6
Issuance of common shares – for Conversion of Related Party - Promissory Note	47,029,465	611	—	—	611
Share based compensation	—	175	—	—	175
Changes in currency translation adjustment	—	—	—	(143)	(143)
Net loss	—	—	(1,095)	—	(1,095)
Balance as of September 30, 2024	92,214,637	211,695	$(253,092)	$(2,287)	$(43,684)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Micromobility.com, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands, except share and per share data)

(unaudited)

	Nine months ended September 30,
	2025	2024
Operating activities
Net Loss	$(1,841)	$(1,095)
Net Income (Loss) from discontinued operations	(407)	5,257
Net Loss from continuing operations	(1,434)	(6,352)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	42	114
Non-cash interest expenses and amortization of debt discount	481	2,419
Amortization of Right-of-use assets	—	12
Share-based compensation	—	175
Gain on extinguishment/issuance financial debts	(11)	(822)
Accruals for legal contingencies	—	2,041
Changes in fair value of financial instruments	8	2
Changes in operating assets and liabilities:
Deferred Revenues – Related Party	(35)	93
Prepaid and other assets	57	506
Accounts receivables – Related Party	(325)	(134)
Accounts payables	493	(153)
Accrued expenses and other liabilities	189	107
Net cash used in operating activities from continuing operations	(535)	(1,992)
Net cash provided by operating activities from discontinued operations	520	629
Net cash used in operating activities	(15)	(1,363)

Investing activities
Purchase of equipment	(1)	—
Net cash used in investing activities from continuing operations	(1)	—
Net cash used in investing activities from discontinued operations	—	(65)
Net cash used in investing activities	(1)	(65)

Financing activities
Proceeds from issuance of financial liabilities	2,900	356
Payments of offering costs and underwriting discounts and commissions	(250)	—
Repayment of financial liabilities	(2,556)	(356)
Proceeds from issuance of financial liabilities, due to related party	684	2,744
Repayment of financial liabilities, due to related party	(423)	(557)
Proceeds from sale of common shares, net	—	564
Net cash provided by financing activities from continuing operations	355	2,751
Net cash provided by (used in) financing activities from discontinued operations	34	(1,195)
Net cash provided by financing activities	389	1,556

Increase (decrease) in cash and cash equivalents, and restricted cash	373	128
Effect of exchange rate changes	(752)	(130)
Net change in cash and cash equivalents, and restricted cash	(379)	(2)

Cash and cash equivalents at beginning of period - continuing operations	84	82
Cash and cash equivalents at beginning of period - discontinued operations	313	61
Cash and cash equivalents at beginning of year	397	143

Cash and cash equivalents at end of the period	$18	$141

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$35	$149
Income taxes, net of refunds	$—	$—

Non-cash investing & financing activities from continuing operations
Issuance of common shares – for conversion of financial liabilities	—	6
Issuance of common shares – for Conversion of Related-party Promissory Notes	—	611
Derecognition of 2025 Convertible note	415	—
Recognition of 2025 Amended Promissory note	155	—

Non-cash investing & financing activities from discontinued operations
Lease agreements early termination	—	1,015
New Lease agreement	—	175
Derecognition of Wheels assets	—	78
Derecognition of Wheels liabilities	—	7,674

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

During the year ended December 31, 2024, the Company shifted its core business from micromobility and media services to IT software services. During 2024, the Company entered into a Service agreement with Everli S.p.A., a related party (an entity controlled by the Company’s major shareholder), for providing software development services, which became its core business.

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

On December 31, 2024, following the decision to exit the mobility and media operations in Europe, the Company entered into a Stock Purchase Agreement with a related-party, Palella Holdings LLC, (qualified as a related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer) to sell 100% of the European mobility and media businesses, (excluding Helbiz Doo, the Serbian subsidiary who provides the software development services to Everli) and the rights, title and interests in all Helbiz brands and platforms owned by the Company. The Stock Purchase Agreement is conditioned on: a) the approval of the Supreme Court of the State of New York, involved in the action taken by a Note Holder for an unsecured note in default, or b) receiving a waiver from such Note Holder. In October 2025, this condition precedent was satisfied (refer to subsequent event paragraph for further details).

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

The following table presents the assets and liabilities of mobility and media businesses, classified as Discontinued Operations as of September 30, 2025, and December 31, 2024.

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3	$313
Accounts receivables	482	414
VAT receivables	—	653
Prepaid and other current assets	166	167
Total current assets	651	1,547
Property, equipment and deposits, net	10	14
Right of use assets, net	154	153
Other assets	139	133
TOTAL ASSETS	$954	$1,847

LIABILITIES
Current liabilities:
Accounts payable	$1,888	$4,500
Accrued expenses and other current liabilities	3,672	3,203
VAT payables	749	—
Deferred revenues	504	785
Deferred revenues – Related Party	2,339	765
Short term financial liabilities, net	15,639	12,662
Total current Liabilities	24,791	21,915
Non-current financial liabilities, net	—	714
Other non-current liabilities	134	138
TOTAL LIABILITIES	24,925	22,767

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

The following table presents the results of operations for the three and nine months ended September 30, 2025, and 2024 for the mobility and media business, classified as Discontinued Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$—	$325	$339	$1,156
Operating expenses:
Cost of revenues	35	259	152	1,815
Sales and marketing	—	16	—	602
General and administrative	34	381	150	864
Write-off leasehold improvements	—	937	—	937
Total operating expenses	69	1,593	302	4,218

Income (Loss) from discontinued operations	(69)	(1,268)	37	(3,062)

Gain on extinguishment of AP	—	—	88	807
Interest expenses, net	(195)	(38)	(478)	(133)
Other income (expenses), net	1	(51)	(54)	49
Gain from Wheels sales	—	7,596	—	7,596
Net income (loss) from discontinued operations	$(263)	$6,239	$(407)	$5,257

Revenues from discontinued operations

Total Revenues from discontinued operations recorded for the nine months ended September 30, 2025, amounting to $339, is fully related to a non-recurring event: the expiration and deletion of the US mobility wallets.

Financial liabilities from discontinued operations

	September 30, 2025	December 31, 2024
Unsecured loans, net	1,984	1,916
Advances from bank	13,655	11,460
Total Financial Liabilities, net	15,639	13,376
Of which classified as Current Financial Liabilities, net	15,639	12,662
Of which classified as Non-Current Financial Liabilities, net	—	714

Unsecured loans

Unsecured loans amounting to $1,984 as of September 30, 2025, is composed of multiple loans: a) $1,579 of a long-term bank loan obtained in 2020 through one of the Company’s wholly-owned Italian subsidiaries, and b) $405 long-term bank loans; the Company inherited these loans from the business combination with MiMoto. These unsecured loans are in default for non-payments under the original terms.

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

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

The Service Supply Agreement requires Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $8,590 (including VAT, using September 30, 2025, EURO/USD exchange rate).

The Service Agreement is related to the use of Helbiz Media platform; in detail, Helbiz Media grants Everli the exclusive rights to use the platform from December 1, 2024 to November 30, 2029. Under the terms of the service agreement, Everli is to pay the Company $16,428 (including VAT, using September 30, 2025 EURO/USD exchange rate) in two years from the signing date.

In connection with the two aforementioned agreements, the Company has entered into a financing arrangement with a banking institution whereby the Company receives advances, net of repayments, amounting to $12,775. These advances are secured solely by the underlying Everli receivables expected from the two service agreements.

During the three and nine months ended September 30, 2025, the Company recorded $176 and $396, respectively, as Interest expenses from discontinued operations in the condensed consolidated statement of operations, for the advances. As of September 30, 2025, the Company has $13,655 outstanding as principal and accrued interests, taking into consideration the repayments made by Everli directly to the bank.

5. Revenues

The table below shows the revenues breakdown for the three and nine months ended on September 30, 2025, and on September 30, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
IT Services Revenues – Related party	$610	$451	$1,563	$977
Total Revenues from continuing operations – Related Party	$610	$451	$1,563	$977

During February 2024, Helbiz Doo, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation

Agreement with Everli (a related party) requiring the Company to provide software development services. Helbiz Doo is not involved in the Stock Purchase Agreement entered on December 31, 2024 with Palella Holdings LLC.

6. Equipment, net

Equipment, net consists of the following.

	September 30, 2025	December 31, 2024
Furniture and fixtures	$113	$106
R&D equipment	—	177
Computers and software	199	175
Total equipment, gross	312	458
Less: accumulated depreciation	(265)	(376)
Total equipment, net from continuing operations	$47	$82

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

The following table summarizes the depreciation expenses recorded in the consolidated statement of operations from continuing operations for the three and nine months ended on September 30, 2025, and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$—	$15	$15	$44
General & administrative	9	$19	27	$70
Total depreciation expenses related to assets recorded for continuing operations	$9	$34	$42	$114

7. Financial liabilities, net

The Company's Financial liabilities from continuing operations consisted of the following.

	Weighted Average Interest Rate	September 30, 2025	December 31, 2024
Secured Convertible loan, net (Related-Party)	9%	6,778	6,298
Promissory Note (Related-Party)	0%	489	228
2025 Amended Note (Third-Party)	5%	156	—
Unsecured loans, net (Third-Party)	N/A	3,854	3,854
Other financial liabilities (Third-Party)	N/A	31	94
Total Current Financial Liabilities, net from continuing operations		11,308	10,475

The table below shows the amounts recorded for interest expenses, net and change in fair values of financial liabilities, in the condensed consolidated statement of operations from continuing operations for the three and six months ended on September 30, 2025, and September 30, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Secured Convertible loan (Related-Party)	$(153)	$(682)	$(480)	$(2,021)
2023 Convertible debt (Third-Party)	—	(132)	—	(392)
2025 Amended note (Third-Party)	(1)	—	(1)	—
Unsecured loans (Third-Party)	—	—	—	(9)
Total Interest expenses, net	$(154)	$(814)	$(481)	$(2,422)

2025 Convertible note, net (Third-Party)	$—	$—	$(10)	$—
Other financial liabilities (Third-Party)	—	—	2	—
Total Changes in fair value of financial liabilities, net	$—	$—	$(8)	$—

Promissory Note (Related-Party)	—	—	—	94
Unsecured loans (Third-Party)	—	—	—	728
2025 Convertible note (Third-Party) - Issuance	—	—	(249)	—
2025 Convertible note (Third-Party) – extinguishment / 2025 Amended note - issuance	260	—	260	—
Total Gain (Loss) on extinguishment/issuance of financial debts, net	$260	$—	$11	$822

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

As of September 30, 2025, the Company has $6,778 outstanding as principal and accrued interests.

Promissory Notes (Related-Party)

During the nine months ended September 30, 2025, Palella Holdings LLC, which is qualified as a related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer, provided to the Company $684, under the original Promissory Note with maturity date January 31, 2025, and on an interest free basis. Additionally, during the nine months ended September 30, 2025, the Company repaid $423.

 As a result of the above transactions, on September 30, 2025, the Company has $489 as outstanding principal. Considering the maturity date, January 31, 2025, the Company was in default for non-payment the principal under the terms of the Promissory Note.

2025 Convertible note, net (Third-Party) – 2025 Amended note (Third-Party)

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

The funds held in escrows under the Judgment Escrow Agreement and the Company Escrow Agreement were subject to release upon the occurrence of certain events, including mutual written instructions, the lapse of specified time periods, or the completion of a proposed business combination. As the triggering conditions were not met, on May 16, 2025, the amounts held in escrows, amounting to $2,345, have been released to YA.

YA had the right to convert the Convertible Note into shares of Company’s Class A common stock, based on a formula, which was taking into consideration the daily trading performance of the Company. A mandatory repayment schedule would be triggered in the event of certain predefined conditions related to trading performance, share issuance limits, or resale restrictions.

Initial recognition

At the issuance date of the 2025 Convertible Note, the Company has elected the fair value option to account for the financial instrument. The Company recorded the Note at fair value upon issuance, amounting to $2,750, based on a third-party valuation. The difference between the fair value and the cash proceeds received, amounting to $249 has been recorded in the condensed consolidated statement of operations for the nine months ended September 30, 2025 as Gain (Loss) on extinguishment/issuance of financial debts, net.

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

August 25, 2025 – Mutual Agreement

YA and the Company entered into a Mutual Agreement effective August 25, 2025, amending a) 2025 Convertible Note and b) Standby Equity Purchase Agreement (“April 2025 SEPA), both financial instruments entered on April 21, 2025. In detail, the Company and YA agreed to:

-	terminate the April 2025 SEPA and related Registration Rights Agreement;

-	waive April 2025 SEPA Commitment fees, amounted to $500, originally recorded as Account Payables;

-	waive Implementation fees, amounted to $250;

-	amend the 2025 Convertible note by eliminating the conversion features and establishing a new principal outstanding amounting to $155 and new interest rate.

The Company determined that the amendment to the original 2025 Convertible Note constituted (a) an extinguishment of the existing financial liability and (b) the issuance of a new financial liability. On August 25, 2025, the fair value of the original 2025 Convertible Note, amounting to $415, was derecognized, and the new 2025 Amended Note was recognized at its fair value, corresponding to the new principal amount of $155. The difference of $260 between the carrying amount of the extinguished convertible note and the fair value of the new instrument was recognized in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2025, as Gain on extinguishment/issuance of financial debts, net.

The terms and conditions of the 2025 amended note are the following: principal amount of $155, with April 21, 2026, as maturity date, 5% as annum interest rate and 18% as annum default interest rate. The 5% annual interest shall be calculated starting from August 31, 2025, with monthly payments. The Company did not pay any interest during the three months ended September 30, 2025, and it was in default for not paying the interest; however, YA did not request or calculate the default interests, refer to subsequent event for the re-payment of the Amended Note. As a result, the Company did not accrue the default interest on the Amended Note for the month of September 2025 when the Amended Note was in default.

Unsecured loans

2022 unsecured note

On July 15, 2022, the Company issued an Unsecured Note to an investor in exchange for 2,000 Euro (approximately $2,347, using September 30, 2025 exchange rate) with 6.75% as interest on an annual basis to be paid every three months. The Company was in default for not paying the interest.

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

As a result on September 30, 2025, the Company has $2,454 as outstanding principal and accrued interest recorded as Short-term financial liabilities. Refer to Subsequent event paragraph for further information.

Unsecured debts – assumed from previous business combination

As of September 30, 2025, the Company has $1,400 outstanding as principal and accrued interests under unsecured debts. In detail, the Company was in default for non-payment the principal and interests under the terms of the Loan Amendment. The Company is currently negotiating with the holders of the debts a new repayment plan.

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

During the year ended December 31, 2024, the Company was named as a defendant in an action brought in the Supreme Court of New York County, New York, for which a motion for summary judgment was entered into in October 2024 against the Company. The case is captioned Bernheim Investment Fund SICAV, vs. Micromobility.om Inc. The court’s order granting summary judgment awarded the plaintiff for the full amount of principal and interest overdue. The amount is recorded as Short-term financial liabilities in the consolidated financial statement, amounting to $2,454; because it is related to the 2022 unsecured note that the Company issued in July, 2022 in exchange for 2,000 Euro with 6.75% as interest on an annual basis. In October 2025, the Company was able to enter into a settlement agreement with the judgment holder (refer to Subsequent Event paragraph for further information).

As of September 30, 2025, and December 31, 2024, the Company concluded that no losses on litigation were probable and reasonable estimable.

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Equity Incentive Plan - Common Stock Purchase Option	970	1,050	970	1,050
Secured Convertible loan (Related-Party)	5,422,731	—	5,422,731	—
Convertible notes (Third-Party)	—	5,048,255	—	5,048,255
Common Stocks to be issued outside equity incentive Plans	—	—	—	28,397
Common Stock Purchase Warrants	2,641	2,641	2,641	2,641
Total number of Common Shares not included in the EPS Basic and diluted	5,426,342	5,051,946	5,426,342	5,080,343

10. Standby Equity Purchase Agreements

On April 21, 2025, the Company entered into the April 2025 SEPA with YA, pursuant to which the Company has the right, but not the obligation, to issue and sell to YA, and YA shall purchase from the Company, up to $25,000 in aggregate gross purchase price of newly issued fully paid shares of the Company’s Class A common stock. In connection with the execution of the April 2025 SEPA, the Company agreed to pay a commitment fee of $500 as consideration for YA’s irrevocable commitment to purchase the shares of common stock pursuant to the SEPA, the amount has been recorded at inception in the condensed consolidated statement of operations for the nine months ended September 30, 2025 as SEPA’s transactions costs.

YA and the Company entered into a Mutual Agreement, effective as of August 25, 2025, based on which they agreed to early terminate the April 2025 SEPA with complete cancellation of the April 2025 SEPA Commitment fees, amounted to $500. Th Company did not deliver any Advance Notice requesting to purchase shares to YA under the April 2025 SEPA. The Mutual Agreement includes also a modification of 2025 Convertible note, refer to financial liabilities paragraph for further information.

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

The table below presents the impact on the condensed consolidated statements of operations related to the SEPAs for the three and nine months ended September 30, 2025, and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
SEPAs transaction costs	$—	$—	$(500)	$—
SEPA – early termination	500	—	500	—
Other SEPA financial expenses, net	—	—	—	(102)
Total SEPA financial income (expenses), net	$500	$—	$—	$(102)

During the nine months ended September 30, 2024, the Company delivered multiple advance notices, under the 2023 SEPA for the sale of 35,400,000 Class A Common Shares, resulting in cumulative gross proceeds of $564.

11. Segment and geographic information

The Company reports as one reporting segment related to software development services. The Company’s CEO, who is the Company’s Chief Operating Decision Maker (“CODM”), assesses performance of our reporting segment and decides how to allocate resources based on consolidated net loss from operations that is also reported on the consolidated statement of operations as consolidated net loss from operations for continuing operations. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets from continuing operations. The Company does not have separate business units or segment managers or vertical leaders who report to CODM with respect to operations, operating results or planning for levels or components below the total Company level. The Company’s reporting segment is strictly related to a Service Agreement with a related party, Everli S.p.A. for providing software development services.

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

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
IT Services Revenues – Related Party	610	451	1,563	977
Total Revenues	$610	$451	$1,563	$977

Operating expenses:
Cost of revenues
Developer Payroll	410	290	1,086	750
Depreciation	—	15	15	44
Other Cost of revenues	2	2	6	15
Total Cost of Revenues	$412	$307	$1,107	$809

General and administrative
Professional services fees	249	119	725	807
Non-income taxes	—	—	222	—
G&A Payroll	93	112	205	753
Software	31	70	107	234
Lease expenses for offices and corporate houses	10	31	41	80
Amortization, depreciation and loss on disposal	9	19	27	70
Other Corporate expenses	26	149	88	771
Total General and administrative	$418	$500	$1,415	$2,715

Loss from operations	(220)	(356)	(959)	(2,547)

Interest expense, net	(154)	(814)	(481)	(2,422)
Changes in fair value of financial liabilities, net	—	—	(8)	—
Legal claims - accruals	—	(10)	—	(2,051)
Gain (Loss) on extinguishment/issuance of financial debts	260	—	11	822
SEPA cancellation (fees waived)	500	—	500	—
SEPA financial expenses, net	—	—	(500)	(102)
Other income (expenses), net	(7)	(85)	3	(52)
Total non-operating income (expenses), net	599	(909)	(475)	(3,805)
Income Taxes	—	—	—	—
Net income (loss) from continuing operations	379	$(1,265)	$(1,434)	$(6,352)
Net income (loss) from discontinued operations	(263)	$6,239	$(407)	$5,257
Net income (loss)	116	$4,974	$(1,841)	$(1,095)

Revenue by geography is based on where the software development was generated. All of our revenue for the three and nine months ended September 30, 2025, and 2024 were generated in Serbia.

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

Long-lived assets, net includes property and equipment, intangible assets, goodwill, and other assets. The following table sets forth long-lived assets, net by geographic area as of September 30, 2025, and December 31, 2024.

	September 30,	December 31,
	2025	2024
Serbia	$39	$52
United States	27	49
Total long-lived assets	$66	$101

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

The closing conditions had not been satisfied as of September 30, 2025 (refer to subsequent event paragraph for further information).

Agreements between Helbiz Media and Everli S.p.A.

During the year ended December 31, 2024, Helbiz Media, (an Italian subsidiary of micromobility.com involved in the Stock Purchase agreement described above), entered into a Service Supply Agreement with Everli S.p.A. (which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli S.p.A.)  requiring Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $8,590 (including VAT, using September 30, 2025, EURO/USD exchange rate). During the nine months ended September 30, 2025, Everli paid 1,515 Euro (approximately $1,778 using September 30, 2025, exchange rate) to Helbiz Media, the amount received, net of VAT, has been recorded as Deferred Revenues – related party from discontinued operations.

On November 11, 2024, the Company entered into a service agreement with Everli. Pursuant to the service agreement, Helbiz Media, entered into a Service Agreement for the use of Helbiz Media platform, based on which Helbiz Media grants Everli the exclusive rights to use the platform from December 1, 2024, to November 30, 2029. Under the terms of the service agreement, Everli is to pay the Company $16,428 (including VAT, using September 30, 2025 exchange rate) in two years from the signing date. As of September 30, 2025, the Company does not grant access to the platform to Everli and does not issue any invoices to Everli.

No Revenues have been recorded in the discontinued operations for these two agreements during the nine months ended September 30, 2025.

Agreement between Helbiz Doo and Everli S.p.A.

During the year ended 2024, Helbiz Doo, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli S.p.A. (which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli S.p.A.)  requiring Helbiz Doo to provide software development services. During the nine months ended September 30, 2025, pursuant to the Agreement and related amendment, the Company issued invoices amounting to $1,523, of which $1,216 have been paid during the nine months ended September 30, 2025. The Company recorded $610 and $1,563 as IT Services Revenues - Related Party for the three and nine months ended September 30, 2025, respectively, during the same periods of 2024, the Company recorded $451 and $977, respectively.

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

Related-Party Promissory Notes

During the nine months ended September 30, 2025, Palella Holdings LLC, which is qualified as a related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer, provided to the Company $684, under the original Promissory Note with maturity date January 31, 2025, and on an interest free basis. Additionally, during the nine months ended September 30, 2025, the Company repaid $423.

As a result of the above transactions, on September 30, 2025, the Company has $489 as outstanding principal. Considering the maturity date, January 31, 2025, the Company was in default for non-payment the principal under the terms of the Promissory Note.

14. Subsequent Events

Settlement - Short-term financial liabilities

On October 30, 2024, the Supreme Court of the State of New York entered a judgment against us in favor of Bernheim Investment Fund SICAV (“Bernheim”) for the sum of $2,486. As of September 30, 2025, the amount was recorded as Short-term financial liabilities, net (Unsecured loans), in the condensed consolidated balance sheet. In October of 2025, we agreed with Bernheim to settle the judgment for a payment of €1,075 (the “Bernheim Settlement”). We have paid the amount outstanding under the Bernheim Settlement, and on October 24, 2025 Bernheim filed a Satisfaction of Money Judgment with the Supreme Court of the State of New York.

October 2025 Standby Equity Purchase Agreement and Convertible Promissory Note

We entered into a Standby Equity Purchase Agreement with YA II PN, Ltd. (“YA”), dated October 20, 2025 (the “October 2025 SEPA”), pursuant to which we shall have the right to issue and sell to YA, and YA shall purchase from us, up to $25 million in aggregate gross purchase price (the “Commitment Amount”) of newly issued fully paid shares of our common stock. The October 2025 SEPA shall terminate on the earliest of (i) October 20, 2028 and (ii) the date on which YA shall have made payment of any advances requested pursuant to the October 2025 SEPA for shares of our common stock equal to the Commitment Amount. Each sale that we request under the October 2025 SEPA (an “Advance”) may be for a number of shares of common stock that we may determine, subject to certain limitations set forth in the October 2025 SEPA. The shares of common stock purchased pursuant to an Advance delivered by us will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of Common Stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by us in the Advance Notice or there is no VWAP on the subject trading day. The purchase is subject to certain limitations, including that YA purchase any shares that would result in it owning more than 4.99% of our common stock.

In connection with the execution of the October 2025 SEPA, we agreed to pay a commitment fee of $500 as consideration for YA’s irrevocable commitment to purchase the shares of common stock upon the terms and subject to the satisfaction of the conditions set forth in the October 2025 SEPA. Half of such commitment fee is to be paid in cash on the six-month anniversary of the October 2025 SEPA, and the remainder of which is to be paid in cash on the twelve-month anniversary of the October 2025 SEPA.

In connection with the October 2025 SEPA, YA agreed to advance to the Company the principal amount of $2,500 (the “Pre-Paid Advance”) in exchange for the issuance of a convertible promissory note in the principal amount of $2,500 (the “Convertible Promissory Note”) with October, 2026 as maturity date, 5% as annum interest rate and 18% as annum default interest rate. Of such funds, (i) $1,300 was advanced on October 20, 2025 which was deposited into escrow and used primarily for the Bernheim Settlement and (ii) $1,200 was advanced on October 24, 2025 upon conclusion of the Bernheim Settlement, of which (a) $156 shall be used to repay the promissory note that we issued to YA in April 2025 and amended in August 2025, (b) $275 shall to be used as payment of an implementation fee and a structuring fees for the October 2025 SEPA and (c) the remaining $769 be used by the Company for working capital purposes.

Micromobility.com, Inc. Notes to Condensed Consolidated Financial Statements (in thousands, except share and per share data) (Unaudited)

The Convertible Promissory Note may be converted by YA into shares of common stock, such shares shall be valued at the lower of (i) $.006 per share (the “Fixed Price”) or (ii) 95% of the lowest daily VWAP during the 10 consecutive Trading Days immediately preceding the date of such conversion (the “Variable Price”), but which Variable Price shall not be lower than the Floor Price (as defined below) then in effect. On the fourth Trading Day following the listing of our common stock on a national exchange (the “Fixed Price Reset Date”), the Fixed Price shall be adjusted (downwards only) to equal the average VWAP for the three trading days immediately prior to the Fixed Price Reset Date. The “Floor Price” respect to the Variable Price, shall mean, (i) prior to an uplisting of our common stock to a national exchange, nil, and (ii) following such an uplisting, 20% of the initial listing price on such exchange.

At any time during the Commitment Period that there is a balance outstanding under the Convertible Promissory Note, YA may deliver notice (an “Investor Notice”) to the Company to cause an Advance Notice to be deemed delivered to YA and the issuance and sale of shares of common stock to YA pursuant to an Advance (an “Investor Advance”) in an amount not to exceed the balance owed under the Promissory Note outstanding on the date of delivery of such Investor Notice. As a result of an Investor Advance, the amounts payable under the Convertible Promissory Note will be offset by such amount subject to each Investor Advance.

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

The following discussion refers to the financial results of micromobility.com, Inc. for the three and nine months ended September 30, 2025, and 2024. For purposes of this following discussion the terms “we”, ‘our” or “us” or “the Company” and similar references refer to micromobility.com, Inc. and our affiliates. Except for per share data and as otherwise indicated, all dollar amounts set out herein are in thousands.

Overview

micromobility.com, Inc. (together with its subsidiaries, “micromobility.com” or the “Company”) was incorporated in the state of Delaware in October 2015 with its headquarters in New York, New York.

During the year ended December 31, 2024, the Company shifted its core business from micromobility and media services to software services. During 2024, Helbiz Doo, the Serbian subsidiary of the Company, entered into a Service agreement with Everli S.p.A., a related party (an entity controlled by the Company’s major shareholder and former President and Chief Executive Officer), for providing software development services and services for preparing it for an initial public offering.

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

Comparison of the Three and Nine months ended September 30, 2025, and 2024

The following table summarizes our consolidated results of operations from continuing operations for the three and nine months ended September 30, 2025, and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue – Related Party	$610	$451	$1,563	$977
Operating expenses:
Cost of revenue	412	307	1,107	809
General and administrative	418	500	1,415	2,715
Total operating expenses	830	807	2,522	3,524

Loss from operations	(220)	(356)	(959)	(2,547)
Total non-operating income (expenses), net	599	(909)	(475)	(3,805)
Income Taxes	—	—	—	—
Net income (loss) from continuing operations	$379	$(1,265)	$(1,434)	$(6,352)

The following table shows our results of operations from continuing operations as a percentage of our revenues from continuing operations for those periods. Percentages presented in the following tables may not sum due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue – Related Party	100%	100%	100%	100%
Operating expenses:
Cost of revenue	(68)%	(68)%	(71)%	(83)%
General and administrative	(69)%	(111)%	(91)%	(278)%
Total operating expenses	(136)%	(179)%	(161)%	(361)%

Loss from operations	(36)%	(79)%	(61)%	(261)%
Total non-operating expenses, net	98%	(202)%	(30)%	(389)%
Income Taxes	—	—	—	—
Net loss from continuing operations	62%	$(280)%	$(92)%	$(650)%

The following table summarizes our consolidated results of operations from discontinued operations for the three and nine months ended September 30, 2025, and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$—	$325	$339	$1,156
Operating expenses:
Cost of revenues	35	259	152	1,815
Sales and marketing	—	16	—	602
General and administrative	34	381	150	864
Write-off leasehold improvements	—	937	—	937
Total operating expenses	69	1,593	302	4,218

Income (Loss) from discontinued operations	(69)	(1,268)	37	(3,062)

Total non-operating income (expenses), net	(194)	7,507	(444)	8,319
Net income (loss) from discontinued operations	$(263)	$6,239	$(407)	$5,257

Revenues

The following table summarizes our net revenues for continuing and discontinued operations for the three and nine months ended September 30, 2025, and 2024.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
IT Services Revenues – Related party	$610	$451	35%	$1,563	$977	60%
Total Revenues from continuing operations – Related Party	$610	$451	35%	$1,563	$977	60%

Total Revenues from discontinued operations – Third Party	—	$325	—	$339	$1,156	(71)%

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

The increase amounted to $159 and $586 comparing the three and nine months ended September 30, 2025, with three and nine months ended September 30, 2024, respectively, is mainly explained by the increase in the IT activities requested by Everli to Helbiz Doo.

Revenues from discontinued operations

Total Revenues from discontinued operations recorded during the nine months ended September 30, 2025 is related to a non-recurring event: the expiration and deletion of the US mobility wallets.

Cost of Revenues

The following table summarizes our Cost of Revenues for continuing and discontinued operations for the three and nine months ended September 30, 2025, and 2024.

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
IT Developer Payroll	$410	290	41%	$1,086	750	45%
Depreciation	—	15	—	15	44	(66)%
Other Cost of revenues	2	2	0%	6	15	(60)%
Total - Cost of revenues from continuing operations	412	$307	34%	1,107	$809	37%

Total - Cost of revenues from discontinued operations	35	259	(86)%	152	1,815	(92)%

Cost of Revenues from continuing operations

Cost of Revenues from continuing operations increased by $105 or 34% from $307 for the three months ended September 30, 2024, to $412 for the three months ended September 30, 2025, and by $298 or 37% from $809 for the nine months ended September 30, 2024, to $1,107 for the nine months ended September 30, 2025.

The increase is mainly related to the increase in IT Developer payroll expenses which increased as a result of the IT workforce increase. IT developers employed by the Company are fully involved in the software development activities for Everli.

Cost of Revenues from discontinued operations

Cost of Revenue from discontinued operations is mainly related to media and mobility businesses expenses and showed a decrease of $224, or 86%, from $259 for the three months ended September 30, 2024, to $35 for the three months ended September 30, 2025, and a decrease of $1,663, or 92%, from $1,815 for the nine months ended September 30, 2024, to $152 for the nine months ended September 30, 2025. The decrease is in line with the Company decision to exit these businesses.

General and Administrative

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Professional services fees	$249	$119	109%	$725	$807	(10)%
Non-income taxes	—	—	—	222	—	—
G&A Payroll	93	112	(17)%	205	753	(73)%
Software	31	70	(56)%	107	234	(54)%
Lease expenses for offices and corporate houses	10	31	(68)%	41	80	(49)%
Amortization, depreciation and loss on disposal	9	19	(53)%	27	70	(61)%
Other Corporate expenses	26	149	(83)%	88	771	(89)%
Total – General and administrative from continuing operations	418	$500	(16)%	1,415	$2,715	(48)%

Total – General and administrative from discontinued operations	34	381	(91)%	150	864	(83)%

General and administrative expenses from continuing operations

General and Administrative expenses from continuing operations decreased by $81 or 16% from $500 for the three months ended September 30, 2024, to $418 for the three months ended September 30, 2025, and by $1,300 or 48% from $2,715 for the nine months ended September 30, 2024, to $1,415 for the nine months ended September 30, 2025. General and administrative expenses recorded for the nine months ended September 30, 2025, is highly impacted by a non-recurring expenses amounted to $222 related to a non-income taxes due for filing tax extensions.

The decrease is mainly driven by the following reasons: a) reduction of professional srvices, highly impacted by the decrease of legal fees, b) decrease of workforce, including executives generating a decrease in G&A Payroll; c) reduction of Software expenses, several IT agreements were terminated and not renewed, d) exit from lease agreements related to offices, not renewed and e) general decrease of corporate expenses following the decision to drastically reduce the Company’s cash burn.

General and administrative expenses from discontinued operations

General and Administrative expenses from discontinued operations decreased by $347 or 91% from $381 for the three months ended September 30, 2024, to $34 for the three months ended September 30, 2025, and by $714 or 83% from $864 for the nine months ended September 30, 2024, to $150 for the nine months ended September 30, 2025. The decrease is in line with the Company’s disinvestment of media and mobility businesses and the decision to reduce the cash burn by these operations.

Total non-operating income (expense), net from continuing operations

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change

Interest expense, net	$(154)	(814)	(81)%	$(481)	(2,422)	(80)%
Changes in fair value of financial liabilities, net	—	—	—	(8)	—	—
Legal claims - accruals	—	(10)	—	—	(2,051)	—
Gain (Loss) on extinguishment/issuance of financial debts	260	—	—	11	822	(99)%
SEPA cancellation (fees waived)	500	—	—	500	—	—
SEPA financial expenses, net	—	—	—	(500)	(102)	390%
Other income (expenses), net	(7)	(85)	(92)%	3	(52)	(106)%
Total non-operating income (expenses), net from continuing operations	$599	(909)	(166)%	$(475)	(3,805)	(88)%

Non-operating income (expenses), net from continuing operations decreased by 166% or $1,508 comparing the three months ended September 30, 2025 with the three months ended September 30, 2024; and decreased by 88% or $3,330 comparing the nine months ended September 30, 2025 with the nine months ended September 30, 2024.

Interest expenses, net

Interest expenses decreased by $660, or 81%, from $814 for the three months ended September 30, 2024, to $154 for the three months ended September 30, 2025, and by $1,941, or 80%, from $2,422 for the nine months ended September 30, 2024, to $481 for the nine months ended September 30, 2025. The majority of the amount recorded as interest expenses, net for the three and nine months ended September 30, 2025 is related to the Secured Convertible loan (Related Party), because the other financial liabilities recorded in the consolidated condensed balance sheet as of September 30, 2025 are:

-	Promissory note with zero interest rate;

-	2025 convertible note recorded at fair value with changes recorded in Changes in fair value of financial liabilities, net; extinguished and amended into a note with 5% interest rate. The Company recorded immaterial interest expenses for the amended note.

-	Unsecured loans overdue for which the company is not accruing interest expenses.

Gain (loss) on extinguishment/issuance of financial debts

During the nine months ended September 30, 2025, the account is impacted by two non-recurring events related to the issuance and extinguishment of the 2025 Convertible note.

On April 21, 2025, the Company recorded $249 as Loss on issuance of 2025 Convertible note. The Company recorded the Note at fair value upon issuance, amounting to $2,750, based on a third-party valuation. The difference between the fair value and the cash proceeds received, amounting to $249 represented the loss recorded at issuance.

On August 25, 2025, the Company recorded $260 as Gain on extinguishment/issuance of financial debts. The gain is related to the Mutual Agreement entered between YA and the Company for amending the 2025 Convertible note. The Company determined that the amendment to the original 2025 Convertible Note constituted (a) an extinguishment of the existing financial liability and (b) the issuance of a new financial liability. On August 25, 2025, the fair value of the original 2025 Convertible Note, amounting to $415, was derecognized, and the new 2025 Amended Note was recognized at its fair value, corresponding to the new principal amount of $155. The difference of $260 between the carrying amount of the extinguished convertible note and the fair value of the new instrument was recognized as Gain on extinguishment/issuance of financial debts, net.

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

SEPA financial expenses, net and SEPA cancellation (fees waived)

SEPA financial expenses, net, recorded during the nine months ended September 30, 2025 is related to a commitment fee for entering into the April 2025 SEPA on April 21, 2025, amounted to $500. The Company and YA entered into a Mutual Agreement, effective August 25, 2025, to terminate the April 2025 SEPA. Additionally, YA waived the obligation to pay the commitment fee. Based on the Mutual Agreement, the Company recorded extraordinary income of $500 for the waiver of the commitment fee,

SEPA financial expenses, net, recorded during the first nine months of 2024 were related to the multiple advance notices delivered by the Company, under the 2023 SEPA, for the sale of 35,400,000 Class A Common Shares, resulting in cumulative gross proceeds of $564.

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

As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents of $15. Refer to subsequent event paragraph for additional information regarding capital injection after September 30, 2025.

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

Indebtedness

The following table summarizes our indebtedness as of September 30, 2025.

	September 30, 2025
	Continuing Operations	Discontinued Operations
Secured Convertible loan, net (Related-Party)	6,778	—
Promissory Note (Related-Party)	489	—
2025 Amended Note (Third-Party)	156	—
Unsecured loans, net (Third-Party)	3,854	1,984
Advances from bank (Third-Party)	—	13,655
Other financial liabilities (Third-Party)	31	—
Total Financial Liabilities, net	11,308	15,639
Of which classified as Current Financial Liabilities, net	11,308	15,639

As of September 30, 2025, the Company is in default for non-payment under the terms of the Secured Convertible loan, Promissory notes and the Unsecured loans. In October 30, 2024, the Company received a judgment against it from the Supreme Court of the State of New York for the payment of the full principal, interest and costs and disbursements in connection with the one of unsecured loan for approximately $2,454. Refer to Subsequent event paragraph for further information.

Securities outstanding as of September 30, 2025

As of September 30, 2025, we had the following outstanding securities:

September 30, 2025
Class A Common Shares	92,214,637
Total Common Shares outstanding	92,214,637

Preferred stock	—
Total Preferred Stock outstanding	—

Warrants	2,641
Stock Option Plans	970
Restricted Stocks granted	21
Total Warrants, Restricted Stocks and Stock Options outstanding	3,632

Common Shares and Preferred stocks

As of September 30, 2025, the Company’s charter authorized the issuance of up to 900,000,000 shares of Class A common stock, $0.00001 par value per share, and 100,000,000 shares of preferred stock at $0.00001 par value per share.

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

The Closing conditions had not been satisfied as of September 30, 2025, refer to subsequent event paragraph for further information.

Agreements between Helbiz Media and Everli S.p.A.

During the year ended December 31, 2024, Helbiz Media, (an Italian subsidiary of micromobility.com involved in the Stock Purchase agreement described above), entered into a Service Supply Agreement with Everli S.p.A. (which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli S.p.A.)  requiring Helbiz Media to provide design, development, and communication ideas and activities to Everli for one year. Under the terms of the agreement, Everli is to pay the Company $8,590 (including VAT, using September 30, 2025, EURO/USD exchange rate). During the nine months ended September 30, 2025, Everli paid 1,515 Euro (approximately $1,778 using September 30, 2025, exchange rate) to Helbiz Media, the amount received, net of VAT, has been recorded as Deferred Revenues – related party from discontinued operations.

On November 11, 2024, the Company entered into a service agreement with Everli. Helbiz Media, entered into a Service Agreement for the use of Helbiz Media platform, based on which Helbiz Media grants Everli the exclusive rights to use the platform from December 1, 2024, to November 30, 2029. Under the terms of the service agreement, Everli is to pay the Company $16,428 (including VAT, using September 30, 2025 exchange rate) in two years from the signing date. As of September 30, 2025, the Company does not grant access to the platform to Everli and does not issue any invoices to Everli.

No Revenues have been recorded in the discontinued operations for these two agreements during the three and nine months ended September 30, 2025.

Agreement between Helbiz Doo and Everli S.p.A.

During the year ended 2024, Helbiz Doo, the Serbian subsidiary of micromobility.com, entered into a Business Cooperation Agreement with Everli S.p.A. (which is a related party as the Company’s major shareholder and former Chief Executive Officer has a majority equity interest in Everli S.p.A.)  requiring Helbiz Doo to provide software development services. During the nine months ended September 30, 2025, pursuant to the Agreement and related amendment, the Company issued invoices amounting to $1,523, of which $1,216 have been paid during the nine months ended September 30, 2025. The Company recorded $610 and $1,563 as IT Services Revenues - Related Party for the three and nine months ended September 30, 2025, respectively, during the same periods of 2024, the Company recorded $451 and $977, respectively.

Related-Party Promissory Notes

During the nine months ended September 30, 2025, Palella Holdings LLC, which is qualified as a related party because it is the Company’s major shareholder, and it is fully owned by the former Company’s Chief Executive Officer, provided to the Company $684, under the original Promissory Note with maturity date January 31, 2025, and on an interest free basis. Additionally, during the nine months ended September 30, 2025, the Company repaid $423.

As a result of the above transactions, on September 30, 2025, the Company has $489 as outstanding principal. Considering the maturity date, January 31, 2025, the Company was in default for non-payment the principal under the terms of the Promissory Note.

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

As of September 30, 2025, and December 31, 2024, the Company concluded that no losses on litigation were probable and reasonable estimable.

During the year ended December 31, 2024, the Company was named as a defendant in an action brought in the Supreme Court of New York County, New York, for which a motion for summary judgment was entered into in October 2024 against the Company. The case is captioned Bernheim Investment Fund SICAV, vs. Micromobility.om Inc. The court’s order granting summary judgment awarded the plaintiff for the full amount of principal and interest overdue. The amount is recorded as Short-term financial liabilities in the consolidated financial statement, amounting to $2,454; because it is related to the 2022 unsecured note that the Company issued in July, 2022 in exchange for 2,000 Euro with 6.75% as interest on an annual basis. Refer to subsequent event paragraph for further information. In October of 2025, we agreed with Bernheim to settle the judgment for a payment of €1,075. We have paid the amount outstanding under the Bernheim Settlement, and on October 24, 2025, Bernheim filed a Satisfaction of Money Judgment with the Supreme Court of the State of New York.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on such evaluation, due to a material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the year ended December 31, 2024, we were named as a defendant in an action brought in the Supreme Court of New York County, New York, for which a motion for summary judgment was entered into in October 2024 against us. The case is captioned Bernheim Investment Fund SICAV, vs. Micromobility.om Inc. The court’s order granting summary judgment awarded the plaintiff for the full amount of principal and interest overdue. The amount is recorded as Short-term financial liabilities in our condensed consolidated unaudited financial statements for the period ended September 30, 2025, amounting to $2,454 because it is related to the 2022 unsecured note that the Company issued in July 2022 in exchange for 2,000 Euro with 6.75% as interest on an annual basis. In October of 2025, we agreed with Bernheim to settle the judgment for a payment of €1,075. We have paid the amount outstanding under the Bernheim Settlement, and on October 24, 2025, Bernheim filed a Satisfaction of Money Judgment with the Supreme Court of the State of New York.

As of September 30, 2025, we concluded that no losses on litigations were probable and reasonable estimable.

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

Item 3. Defaults Upon Senior Securities

As noted under legal proceedings and financial liabilities, we have failed to make payments that were due on:

•	a secured convertible loan due on December 8, 2024, for principal and interests amounted to $6.8 million as of September 30, 2025. The secured loan holder is a related party, Palella Holdings LLC (Company’s major shareholder);

•	an unsecured promissory note issued on an interest free basis and due on January 31, 2025, for principal amounted to $0.5 million as of September 30, 2025. The secured loan holder is a related party, Palella Holdings LLC (Company’s major shareholder);

•	an unsecured promissory note assumed from a business combination due on December 15, 2024, for principal amounted to $1.4 million as of September 30, 2025; and

•	long-term bank loan entered in 2020, for principal and interests amounted to $1.6 million as of September 30, 2025;

•	long-term bank loans assumed from a business combination, for principal and interests amounted to $0.4 million as of September 30, 2025.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
No.	Description
31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

micromobility.com, Inc.

Date: November 12, 2025	By:	/s/ Gian Luca Spriano
	Name:	Gian Luca Spriano
	Title:	Chief Executive Officer, Chief Financial Officer and Acting Principal Accounting Officer

